Form 10-Q
period 2021-06-30
FS Development Corp. II
filed 2021-08-16
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to________________

FS DEVELOPMENT CORP. II

(Exact name of registrant as specified in its charter)

Delaware	001-40067	85-2696306
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

900 Larkspur Landing Circle, Suite 150, Larkspur, California	94939
(Address Of Principal Executive Offices)	(Zip Code)

(415) 877- 4887

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	FSII	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2021, 20,727,500 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FS DEVELOPMENT CORP. II

Form 10-Q

For the Quarter Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

FS DEVELOPMENT CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$353,348	$8,800
Prepaid expenses	636,426	-
Total current assets	989,774	8,800
Deferred offering cost	-	82,900
Investments held in Trust Account	201,257,113	-
Total Assets	$202,246,887	$91,700

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$142,074	$1,032
Accrued expenses	1,453,000	16,700
Franchise tax payable	98,680	-
Note payable	-	50,000
Total current liabilities	1,693,754	67,732
Deferred underwriting commissions	7,043,750	-
Total liabilities	8,737,504	67,732

Commitments and Contingencies

Class A common stock, $0.0001 par value; 18,850,938 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively.	188,509,380	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,876,562 and 0 shares issued and outstanding (excluding 18,850,938 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	188	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding as of June 30, 2021 and December 31, 2020	503	503
Additional paid-in capital	7,334,449	24,497
Accumulated deficit	(2,335,137)	(1,032)
Total stockholders’ equity	5,000,003	23,968
Total Liabilities and Stockholders’ Equity	$202,246,887	$91,700

The accompanying notes are an integral part of these unaudited condensed financial statements.

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$2,082,831	2,191,906
General and administrative expenses - related party	40,000	50,000
Franchise tax expense	49,863	99,312
Loss from operations	(2,172,694)	(2,341,218)
Income earned from investments held in Trust Account	6,782	7,113
Net loss	$(2,165,912)	$(2,334,105)

Weighted average shares outstanding of redeemable Class A common stock	20,125,000	20,125,000
Basic and diluted net income per share, redeemable Class A common stock	$-	$-
Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,633,750	5,299,938
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.38)	$(0.44)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	-	$-	5,031,250	$503	$24,497	$(1,032)	$23,968
Sale of shares in initial public offering, gross	20,125,000	2,013	-	-	201,247,987	-	201,250,000
Offering costs	-	-	-	-	(11,455,480)	-	(11,455,480)
Sale of private placement shares to Sponsor in private placement	602,500	60	-	-	6,024,940	-	6,025,000
Common stock subject to possible redemption	$(19,067,529)	$(1,907)	-	-	(190,673,383)	-	(190,675,290)
Net loss	-	-	-	-	-	(168,193)	(168,193)
Balance - March 31, 2021 (unaudited)	1,659,971	166	5,031,250	503	5,168,561	(169,225)	5,000,005
Common stock subject to possible redemption	216,591	22			2,165,888		2,165,910
Net loss						(2,165,912)	(2,165,912)
Balance - June 30, 2021 (unaudited)	1,876,562	$188	5,031,250	$503	$7,334,449	$(2,335,137)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,334,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned from investments held in Trust Account	(7,113)
Changes in operating assets and liabilities:
Prepaid expenses	(636,426)
Franchise tax payable	98,680
Accounts payable	16,042
Accrued expenses	1,408,000
Net cash used in operating activities	(1,454,922)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	150,000
Repayment of note payable to related party	(200,000)
Proceeds received from initial public offering, gross	201,250,000
Proceeds received from private placement	6,025,000
Offering costs paid	(4,175,530)
Net cash provided by financing activities	203,049,470

Net change in cash	344,548

Cash - beginning of the period	8,800
Cash - end of the period	$353,348

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$125,000
Offering costs included in accrued expenses	$28,300
Deferred underwriting commissions in connection with the initial public offering	$7,043,750
Initial value of Class A common stock subject to possible redemption	$190,767,360
Change in value of Class A common stock subject to possible redemption	$(2,257,980)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is FS Development Holdings II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for the Company’s Initial Public Offering became effective on February 16, 2021. On February 19, 2021, the Company consummated its Initial Public Offering of 20,125,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) including the issuance of 2,625,000 shares of Class A Common Stock as a result of the underwriter’s exercise in full of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $201.3 million, and incurring offering costs of approximately $11.5 million, of which approximately $7.0 million was for deferred underwriting commissions (see Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (the “Private Placement”) of 602,500 shares of Class A Common Stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $201.3 million ($10.00 per share of Class A Common Stock) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Stockholders”) of the Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares, their Private Placement Shares and Public Shares in connection with the completion of a Business Combination.

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $353,000 in cash, and working capital deficit of approximately $0.7 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $200,000 under the Note (see Note 4). The Company repaid the Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the prospectus filed by the Company with the SEC on February 25, 2021 and February 18, 2021, respectively.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Proposed Business Combination and Related Transaction

On June 29, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, Orchard Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Pardes Biosciences, Inc., a Delaware corporation (“Pardes”) and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Pardes (in such capacity, the “Stockholders’ Representative”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Pardes, with Pardes surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), it is anticipated that the Company will change its name to “Pardes Biosciences, Inc.” and is referred to herein as “New Pardes” as of the time following such change of name. The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Consideration and Structure

Under the Merger Agreement, the Company has agreed to acquire all of the outstanding equity interests of Pardes in exchange for 32,500,000 shares of Class A Common Stock, to be paid at the effective time of the Merger.

Pursuant to the Merger Agreement, at or prior to the effective time of the Merger, each option exercisable for Pardes equity that is outstanding immediately prior to the effective time of the Merger shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options, subject to adjustments to exercise price and number of shares of Class A Common Stock issued upon exercise.

Representations, Warranties and Covenants

The parties to the Merger Agreement have agreed to customary representations and warranties for transactions of this type. The representations and warranties of Pardes made under the Merger Agreement will not survive the Closing. In addition, the parties to the Merger Agreement agreed to be bound by certain customary covenants for transactions of this type, including, among others, covenants with respect to the conduct of Pardes, the Company and their respective subsidiaries during the period between execution of the Merger Agreement and the Closing. The covenants made under the Merger Agreement will not survive the Closing. Each of the parties to the Merger Agreement has agreed to use its reasonable best efforts to cause all actions and things necessary to consummate and expeditiously implement the Merger.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Conditions to Closing

Under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Merger Agreement and transactions contemplated thereby by requisite vote of the Company’s stockholders (the “Company Stockholder Approval”) and Pardes’ stockholders (the “Pardes Stockholder Approval”); (ii) the receipt of consents or approvals from the applicable governmental, regulatory or administrative authorities; (iii) the aggregate cash proceeds from Company’s trust account, together with the proceeds from the Subscriptions (as defined below), equaling no less than $100,000,000 (after deducting any amounts paid to Company stockholders that exercise their redemption rights in connection with the Merger and net of the Company’s unpaid liabilities), (iv) (A) the representations and warranties of the Company, Pardes and Merger Sub contained in the Merger Agreement (other than each party’s respective Fundamental Representations, as defined in the Merger Agreement) being true and correct as of the date of the Merger Agreement and as of the Closing Date, except for any failure to be true and correct that would not have or reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) and (B) each party’s respective Fundamental Representations being true and correct as of the date of the Merger Agreement and as of the Closing Date, except for de minimis inaccuracies; (v) the absence of a Material Adverse Effect since the date of the Merger Agreement; (vi) the Company has not redeemed the Class A Common Stock of the Company in an amount that would cause the Company to have net tangible assets of less than $5,000,001; and (vii) the Company’s initial listing application with Nasdaq in connection with the Merger has been conditionally approved and, immediately following the effective time of the Merger, the Company has satisfied any applicable initial and continuing listing requirements of Nasdaq, and the Company has not received any notice of non-compliance therewith, and the shares of the Company’s Class A Common Stock has been approved for listing on Nasdaq.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Class A Common Stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. The Company’s Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 18,850,938 shares of Class A Common Stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. As of December 31, 2020, there were no shares of Class A Common Stock subject to possible redemption.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2021 and December 31, 2020.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A Common Stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A common stock, by the weighted average number of non-redeemable Class A and Class B common stock outstanding for the periods. Non-redeemable shares of Class A Common Stock are Private Placement Shares held by the Sponsor and non-redeemable shares of Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Redeemable Class A common stock
Numerator: Income allocable to redeemable Class A common stock
Income from investments held in Trust Account	$6,782	$7,113
Less: Company’s portion available to be withdrawn to pay taxes	(6,782)	(7,113)
Net income attributable to redeemable Class A common stock	$-	$-
Denominator: Weighted average redeemable Class A common stock
Basic and diluted weighted average shares outstanding, redeemable Class A common stock	20,125,000	20,125,000
Basic and diluted net income per share, redeemable Class A common stock	$0.00	$0.00

Non-redeemable Class A and Class B common stock
Numerator: Net income (loss) minus net income allocable to redeemable Class A common stock
Net income (loss)	$(2,165,912)	$(2,334,105)
Net income allocable to redeemable Class A common stock	-	-
Net income (loss) attributable to non-redeemable Class A and Class B common stock	$(2,165,912)	$(2,334,105)
Denominator: weighted average non-redeemable Class A and Class B common stock
Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	5,633,750	5,299,938
Basic and diluted net loss per share, non-redeemable Class A and Class B common stock	$(0.38)	$(0.44)

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 4 — Related Party Transactions

Founder Shares and Private Placement Shares

On August 26, 2020, the Sponsor paid $25,000 to cover certain offering costs on behalf of the Company in consideration of 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common Stock”). On January 22, 2021, the Sponsor transferred 30,000 Founder Shares to each of Dr. Dubin, Mr. Hughes and Dr. Pakianathan, at their original per-share purchase price, for an aggregate of 90,000 Founder Shares transferred. On February 5, 2021, the Company effected a 1:1½ stock split of the Class B Common Stock and on February 16, 2021, the Company effected a 1:1 1/6 stock split of the Class B Common Stock, resulting in the Sponsor holding an aggregate of 4,941,250 Founder Shares and there being an aggregate of 5,031,250 Founder Shares outstanding. The Sponsor agreed to forfeit up to 656,250 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriter, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (excluding the Private Placement Shares). On February 19, 2021, the underwriter exercised its over-allotment option; thus, these 656,250 Founder Shares are no longer subject to forfeiture.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of Class A Common Stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Subscription Agreement

In connection with the proposed business combination, the Company entered in a subscription agreement with two related parties, each subscribing to purchase shares of Class A Common Stock in the amount of $5,000,000 ($10,000,000 in aggregate) at the closing date of the proposed business combination.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor, or an affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred approximately $30,000 and $40,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively, within general and administrative expense – related party. As of June 30, 2021 and December 31, 2020, there was no outstanding balance in accounts payable with related party, as reflected in the accompanying condensed balance sheets.

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

The underwriter was entitled to an underwriting discount of $0.20 per share, or approximately $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of June 30, 2021, there were 1,876,562 shares of Class A Common Stock issued or outstanding, excluding 18,850,938 shares subject to possible redemption, that were classified as temporary equity in the accompanying condensed balance sheets. As of December 31, 2020, there was no Class A Common Stock issued or outstanding.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 5,031,250 shares of Class B Common Stock issued and outstanding (see Note 4). Holders of record of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to a vote of the stockholders, with each share of common stock entitling the holder to one vote except as required by law.

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

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account – money market funds	$201,257,113	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2021. Level 1 instruments include investments in money market funds that invest solely in U.S. government securities with an original maturity of 185 days or less.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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

Our sponsor is FS Development Holdings II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for our Initial Public Offering became effective on February 16, 2021. On February 19, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 20,125,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), including the issuance of 2,625,000 shares of Class A Common Stock as a result of the underwriter’s exercise in full of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $201.3 million, and incurring offering costs of approximately $11.5 million, of which approximately $7.0 million was for deferred underwriting commissions (see Note 5 to the Company’s unaudited condensed financial statements).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 602,500 shares of Class A Common Stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.0 million (see Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $201.3 million ($10.00 per share of Class A Common Stock) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and of the Private Placement Shares in the Private Placement were placed in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and were invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which will be invested only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Proposed Business Combination and Related Transaction

On June 29, 2021, we entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, Orchard Merger Sub, Inc., a Delaware corporation (“Merger Sub”), Pardes Biosciences, Inc., a Delaware corporation (“Pardes”) and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Pardes (in such capacity, the “Stockholders’ Representative”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Pardes, with Pardes surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), it is anticipated that the Company will change its name to “Pardes Biosciences, Inc.” and is referred to herein as “New Pardes” as of the time following such change of name. The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

Consideration and Structure

Under the Merger Agreement, we have agreed to acquire all of the outstanding equity interests of Pardes in exchange for 32,500,000 shares of Class A Common Stock, to be paid at the effective time of the Merger.

Pursuant to the Merger Agreement, at or prior to the effective time of the Merger, each option exercisable for Pardes equity that is outstanding immediately prior to the effective time of the Merger shall be assumed by the Company and continue in full force and effect on the same terms and conditions as are currently applicable to such options, subject to adjustments to exercise price and number of shares of Class A Common Stock issued upon exercise.

Conditions to Closing

Under the Merger Agreement, the obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, without limitation: (i) the approval and adoption of the Merger Agreement and transactions contemplated thereby by requisite vote of the Company’s stockholders (the “Company Stockholder Approval”) and Pardes’ stockholders (the “Pardes Stockholder Approval”); (ii) the receipt of consents or approvals from the applicable governmental, regulatory or administrative authorities; (iii) the aggregate cash proceeds from Company’s trust account, together with the proceeds from the Subscriptions (as defined below), equaling no less than $100,000,000 (after deducting any amounts paid to Company stockholders that exercise their redemption rights in connection with the Merger and net of the Company’s unpaid liabilities), (iv) (A) the representations and warranties of the Company, Pardes and Merger Sub contained in the Merger Agreement (other than each party’s respective Fundamental Representations, as defined in the Merger Agreement) being true and correct as of the date of the Merger Agreement and as of the Closing Date, except for any failure to be true and correct that would not have or reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) and (B) each party’s respective Fundamental Representations being true and correct as of the date of the Merger Agreement and as of the Closing Date, except for de minimis inaccuracies; (v) the absence of a Material Adverse Effect since the date of the Merger Agreement; (vi) the Company has not redeemed the Class A Common Stock of the Company in an amount that would cause the Company to have net tangible assets of less than $5,000,001; and (vii) the Company’s initial listing application with Nasdaq in connection with the Merger has been conditionally approved and, immediately following the effective time of the Merger, the Company has satisfied any applicable initial and continuing listing requirements of Nasdaq, and the Company has not received any notice of non-compliance therewith, and the shares of the Company’s Class A Common Stock has been approved for listing on Nasdaq.

Parent Support Agreement

On June 29, 2021, we entered into a support agreement (the “Parent Support Agreement”) with Pardes, the Sponsor and certain of our other stockholders (together with the Sponsor, the “Parent Supporting Stockholders”), whereby each Parent Supporting Stockholder agreed to, among other things, (i) vote, at any meeting of the stockholders of the Company, and in any action by written consent of the stockholders of the Company, all their shares of Class A Common Stock and Class B Common Stock in favor of the approval and adoption of the Merger and each of the Parent Proposals (as defined in the Merger Agreement) and (ii) be bound by certain transfer and other restrictions with respect to Class A Common Stock or Class B Common Stock held by the Parent Supporting Stockholders, in each case on the terms and subject to the conditions set forth in the Parent Support Agreement. In addition, the Parent Support Agreement provides that the Sponsor shall purchase up to $25,000,000 shares of the Company’s Class A Common Stock in the event that Trust Account (after giving effect to redemptions by stockholders of the Company) has a cash balance of less than $25,000,000.

Pardes Support Agreement

On June 29, 2021 we entered into a support agreement (the “Pardes Support Agreement”) with certain Pardes stockholders (the “Pardes Supporting Stockholders”), pursuant to which each Pardes Supporting Stockholder agreed to, among other things, (i) as promptly as reasonably practicable (and in any event within five (5) business days) following the SEC declaring effective the proxy statement/prospectus relating to the Merger, execute and deliver a written consent with respect to the outstanding shares of Pardes common stock, and Pardes preferred stock held by such Pardes Supporting Stockholder (the “Subject Pardes Shares”) approving the Merger Agreement and the transactions contemplated thereby, (ii) appear at any meeting of the holders of Pardes capital stock, in person or by proxy, and cause its Subject Pardes Shares to be voted in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, against any Alternative Transaction (as defined in the Merger Agreement) and against any action or agreement that would impede or frustrate the provisions of the Pardes Support Agreement, the Merger Agreement or the transactions contemplated thereby and (iii) be bound by certain transfer and other restrictions with respect to the Subject Pardes Shares. Additionally, pursuant to the Pardes Support Agreement, certain stockholder agreements of Pardes shall be automatically terminated and of no further force and effect, effective as of, and subject to and condition upon the occurrence of, the Closing.

Subscription Agreement

In connection with the Merger, the Company entered into subscription agreements with certain investors, pursuant to which, among other things, such investors have subscribed to purchase an aggregate of 7,500,000 shares of Class A common stock of the Company (together, the “Subscriptions”) for a purchase price of $10.00 per share to be issued at the Closing. The obligations of each party to consummate the Subscriptions are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $400,000 in its operating bank account, and working capital deficit of approximately $700,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $200,000 under the Note (see Note 4). The Company repaid the Note in full on February 19, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $2,166,000, which consisted of approximately $2,123,000 general and administrative expenses and approximately $50,000 of franchise tax expense which was partially offset by approximately $7,000 gain on investment (net), dividends and interest held in Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $2,334,000, which consisted of approximately $2,242,000 general and administrative expenses and approximately $99,000 of franchise tax expense which was partially offset by approximately $7,000 gain on investment (net), dividends and interest held in Trust Account.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that our securities were first listed on Nasdaq and continuing until the earlier of our consummation of a Business Combination and our liquidation, we agreed to pay the Sponsor, or an affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team.

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

We incurred approximately $30,000 and $40,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, there was no outstanding balance in accounts payable with related party, as reflected in the accompanying condensed balance sheets.

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

The underwriter was entitled to an underwriting discount of $0.20 per share, or approximately $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per share, or approximately $7.0 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Class A common shares subject to possible redemption

We account for our Class A Common Stock subject to possible redemption in accordance with the guidance in ASC 480. Class A Common Stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Common Stock (including shares of Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Common Stock are classified as stockholders’ equity. Our Class A Common Stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 18,850,938 shares of Class A Common Stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. As of December 31, 2020, there were no shares of Class A Common Stock subject to possible redemption.

Net Income (Loss) Per Share of Common Stock

The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per share for Class A Common Stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for redeemable Class A Common Stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of redeemable Class A Common Stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class A Common Stock, by the weighted average number of non-redeemable Class A and Class B common stock outstanding for the periods. Non-redeemable shares of Class A Common Stock are Private Placement Shares held by the Sponsor and shares of Class B Common Stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 602,500 shares of Class A Common Stock (each, a “Private Placement Share” and collectively, the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of approximately $6.0 million (see Note 4).

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $200,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

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

We paid a total of approximately $4 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriter agreed to defer $7.0 million in underwriting discounts and commissions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Merger Agreement, dated June 29, 2021, by and among the Company, Orchard Merger Sub, Inc., Pardes Biosciences, Inc. and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
10.1	Parent Support Agreement, dated June 29, 2021, by and among the Company, Pardes Biosciences, Inc., FS Development Holdings II LLC and certain stockholders of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
10.2	Pardes Support Agreement, dated June 29, 2021, by and among the Company and certain stockholders of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
10.3	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
10.4	Form of Voting Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
10.6	Letter Agreement, dated June 29, 2021, by and among the Company, Pardes Biosciences, Inc. and Gilead Sciences, Inc. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2021).
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2021	FS DEVELOPMENT CORP. II

	By:	/s/ Jim Tananbaum
	Name:	Jim Tananbaum
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dennis Ryan
	Name:	Dennis Ryan
	Title:	Chief Financial Officer (Principal Financial Officer)