Form 10-Q
period 2021-09-30
FS Development Corp. II
filed 2021-11-12
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 20,727,500 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FS DEVELOPMENT CORP. II

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FS DEVELOPMENT CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$48,330	$8,800
Prepaid expenses	522,202	-
Total current assets	570,532	8,800
Deferred offering cost	-	82,900
Investments held in Trust Account	201,262,186	-
Total Assets	$201,832,718	$91,700

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$183,911	$1,032
Accrued expenses	2,164,500	16,700
Franchise tax payable	149,091	-
Note payable	-	50,000
Total current liabilities	2,497,502	67,732
Deferred underwriting commissions	7,043,750	-
Total liabilities	9,541,252	67,732

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 20,125,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	201,250,000	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 602,500 and -0- shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	60	-
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,031,250 shares issued and outstanding as of September 30, 2021 and December 31, 2020	503	503
Additional paid-in capital	-	24,497
Accumulated deficit	(8,959,097)	(1,032)
Total stockholders’ equity (deficit)	(8,958,534)	23,968
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$201,832,718	$91,700

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period From August 21, 2020 (inception) through September 30, 2020

General and administrative expenses	$1,142,579	$3,334,485	$1,032
General and administrative expenses - related party	30,000	80,000	-
Franchise tax expense	50,411	149,723	-
Loss from operations	(1,222,990)	(3,564,208)	$(1,032)
Income earned from investments held in Trust Account	5,073	12,186	-
Net loss	$(1,217,917)	$(3,552,022)	$(1,032)

Weighted average shares outstanding of Class A common stock, basic and diluted	20,727,500	17,083,104	-
Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.16)	$-
Weighted average shares outstanding of Class B common stock, basic and diluted	5,031,250	4,915,865	4,375,000
Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.16)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months Ended September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	5,031,250	$503	$24,497	$(1,032)	$23,968
Sale of Private Placement Shares	602,500	60	-	-	6,024,940	-	6,025,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(6,049,437)	(5,406,043)	(11,455,480)
Net loss	-	-	-	-	-	(168,193)	(168,193)
Balance - March 31, 2021 (unaudited)	602,500	60	5,031,250	503	-	(5,575,268)	(5,574,705)
Net loss	-	-	-	-	-	(2,165,912)	(2,165,912)
Balance - June 30, 2021 (unaudited)	602,500	60	5,031,250	503	-	(7,741,180)	(7,740,617)
Net loss	-	-	-	-	-	(1,217,917)	(1,217,917)
Balance - September 30, 2021 (unaudited)	602,500	$60	5,031,250	$503	$-	$(8,959,097)	$(8,958,534)

	For the Period from August 21, 2020 (inception) through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 21, 2020 (inception)	-	$-	5,031,250	$503	$24,497	$-	$25,000
Issuance of Class B common stock to Sponsor	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,032)	(1,032)
Balance - September 30, 2020 (unaudited)	-	$-	5,031,250	$503	$24,497	$(1,032)	$23,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From August 21, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(3,552,022)	$(1,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned from investments held in Trust Account	(12,186)	-
Changes in operating assets and liabilities:
Prepaid expenses	(522,202)	-
Franchise tax payable	149,091	-
Accounts payable	57,879	9,032
Accrued expenses	2,119,500
Net cash used in operating activities	(1,759,940)	8,000

Cash Flows from Investing Activities
Cash deposited in Trust Account	(201,250,000)	-
Net cash used in investing activities	(201,250,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	150,000	50,000
Repayment of note payable to related party	(200,000)	-
Proceeds received from initial public offering, gross	201,250,000	-
Proceeds received from private placement	6,025,000	-
Offering costs paid	(4,175,530)	(41,200)
Net cash provided by financing activities	203,049,470	8,800

Net change in cash	39,530	16,800

Cash - beginning of the period	8,800	-
Cash - end of the period	$48,330	$16,800

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$125,000	$-
Offering costs included in accrued expenses	$28,300	$4,830
Deferred underwriting commissions in connection with the initial public offering	$7,043,750	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Proposed Business Combination and Related Transaction

On June 29, 2021, the Company entered into an agreement and plan of merger (the “Merger Agreement”) by and among the Company, Orchard Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of the Company (“Merger Sub”), Pardes Biosciences, Inc., a Delaware corporation (“Pardes”) and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the securityholders of Pardes (in such capacity, the “Stockholders’ Representative”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Pardes, with Pardes surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Merger (the “Closing”), it is anticipated that the Company will change its name to “Pardes Biosciences, Inc.” and is referred to herein as “New Pardes” as of the time following such change of name. The date on which the Closing actually occurs is hereinafter referred to as the “Closing Date.”

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $48,000 in cash, and working capital deficit of approximately $1.8 million (not taking into account approximately $149,000 of tax obligations that may be paid using investment income classified in the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $200,000 under the Note (see Note 4). The Company repaid the Note in full on February 19, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the prospectus filed by the Company with the SEC on February 25, 2021 and February 18, 2021, respectively.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

During the preparation of the Company’s unaudited condensed consolidated financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.1 million in additional paid-in capital and an increase of approximately $5.4 million to accumulated deficit, as well as a reclassification of 1,048,264 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed consolidated balance sheets as of March 31, 2021 and June 30, 2021, is a reclassification of $10.6 million and $12.7 million, respectively, from accumulated deficit to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, the Company issued 602,500 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed consolidated balance sheet. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 20,125,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed consolidated balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, and December 31, 2020, the Company had deferred tax assets with a full valuation allowance against them.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 or December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(980,031)	$(237,886)	$(2,758,291)	$(793,731)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,727,500	5,031,250	17,083,104	4,915,865

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.16)	$(0.16)

	For the Period From August 21, 2020 (inception) through September 30, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$-	$(1,032)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	-	4,375,000

Basic and diluted net loss per ordinary share	$-	$(0.00)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On August 26, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $200,000 under the Note and fully repaid it on February 19, 2021. No future borrowings are available under the agreement.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of Class A Common Stock of the post-Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Subscription Agreement

In connection with the proposed business combination, the Company entered in a subscription agreement with two related parties, each subscribing to purchase shares of Class A Common Stock in the amount of $5,000,000 ($10,000,000 in aggregate) at the closing date of the proposed business combination.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq and continuing until the earlier of the Company’s consummation of a Business Combination and the Company’s liquidation, the Company agreed to pay the Sponsor, or an affiliate a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. The Company incurred approximately $30,000, $80,000 and $0 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended June 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020, respectively, within general and administrative expense – related party. As of September 30, 2021 and December 31, 2020, there was no outstanding balance in accounts payable with related party, as reflected in the accompanying condensed consolidated balance sheets.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. Accordingly, there were 20,125,000 shares of Class A common stock subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Offering costs allocated to Class A common stock subject to possible redemption	(11,455,480)
Plus:
Accretion of carrying value to redemption value	11,455,480
Class A common stock subject to possible redemption	$201,250,000

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stockholders’ Equity

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 100,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. As of September 30, 2021, there were 20,727,500 shares of Class A common stock outstanding, of which 20,125,000 shares were subject to possible redemption have been classified as temporary equity (see Note 6). There were no shares of Class A common stock issued and outstanding as of December 31, 2020.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B Common Stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 5,031,250 shares of Class B Common Stock issued and outstanding (see Note 4). Holders of record of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters submitted to a vote of the stockholders, with each share of common stock entitling the holder to one vote except as required by law.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account – money market funds	$201,262,131	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2021. Level 1 instruments include investments in money market funds that invest solely in U.S. government securities with an original maturity of 185 days or less.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “FS Development Corp. II.,” “FS Development,” “our,” “us” or “we” refer to FS Development Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is FS Development Holdings II, LLC, a Delaware limited liability company (the “Sponsor”). The registration statements for our Initial Public Offering became effective on February 16, 2021. On February 19, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 20,125,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), including the issuance of 2,625,000 shares of Class A Common Stock as a result of the underwriter’s exercise in full of its over-allotment option, (each, a “Public Share” and collectively, the “Public Shares”) at $10.00 per share, generating gross proceeds of approximately $201.3 million, and incurring offering costs of approximately $11.5 million, of which approximately $7.0 million was for deferred underwriting commissions (see Note 5 to the Company’s unaudited condensed consolidated financial statements).

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $48,000 in its operating bank account, and working capital deficit of approximately $1.8 million (not taking into account approximately $149,000 of tax obligations that may be paid using investment income classified in the Trust Account).

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on behalf of the Company in exchange for issuance of Founder Shares (as defined in Note 4), and loan proceeds from the Sponsor of approximately $200,000 under the Note (see Note 4). The Company repaid the Note in full on February 19, 2021. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net loss of approximately $1.2 million, which consisted of approximately $1.1 million general and administrative expenses (consisting of approximately $1.0 million in fees and expenses related to the Business Combination), $30,000 of general and administrative expenses – related party, and approximately $50,000 of franchise tax expense which was partially offset by approximately $5,000 gain on investment (net), dividends and interest held in Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $3.6 million, which consisted of approximately $3.3 million general and administrative expenses (consisting of approximately $3.0 million in fees and expenses related to the Business Combination), $80,000 of general and administrative expenses – related party, and approximately $150,000 of franchise tax expense which was partially offset by approximately $12,000 gain on investment (net), dividends and interest held in Trust Account.

For the period from August 21, 2020 (inception) through September 30, 202, we had net loss of approximately $1,000 which was all made up of general and administrative expenses.

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

We incurred approximately $30,000, $80,000 and $0 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, there was no outstanding balance in accounts payable with related party, as reflected in the accompanying condensed consolidated balance sheets.

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

Critical Accounting Policies

Class A common shares subject to possible redemption

We account for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement, we issued 602,500 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed consolidated balance sheet. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 20,125,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed consolidated balance sheets. There was no Class A common stock issued or outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $200,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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

Dated: November 12, 2021	FS DEVELOPMENT CORP. II

	By:	/s/ Jim Tananbaum
	Name:	Jim Tananbaum
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dennis Ryan
	Name:	Dennis Ryan
	Title:	Chief Financial Officer (Principal Financial Officer)