Form 10-Q/A
period 2021-09-30
FS Development Corp. II
filed 2021-11-23
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of November 23, 2021, 20,727,500 shares of Class A common stock, par value $0.0001 per share, and 5,031,250 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to FS Development Corp. II, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of FS Development Corp. II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (this “Amended Quarterly Report”).

On November 12, 2021, FS Development Corp. II (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s initial public offering (“IPO”) on February 19, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Public Shares as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 19, 2021 (the “Post IPO Balance Sheet”), (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate the Post IPO Balance Sheet and the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021 in this Amended Quarterly Report.

The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amended Quarterly Report.

We are filing this Amendment No. 1 to amend and restate the Q3 Form 10-Q with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Financial Information

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Q3 Form 10-Q of the Company as of and for the period ended September 30, 2021 is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to Q3 Form 10-Q. This Amended Quarterly Report continues to describe the conditions as of the date of the Q3 Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Q3 Form 10-Q/A.

FS DEVELOPMENT CORP. II

Form 10-Q

For the Quarter Ended September 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2021, and for the period from August 21, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

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

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months Ended September 30, 2021
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	-	$-	5,031,250	$503	$24,497	$(1,032)	$23,968
Sale of Private Placement Shares	602,500	60	-	-	6,024,940	-	6,025,000
Accretion of Class A common stock subject to possible redemption amount	-	-	-	-	(6,049,437)	(5,406,043)	(11,455,480)
Net loss	-	-	-	-	-	(168,193)	(168,193)
Balance - March 31, 2021 (unaudited), as restated	602,500	60	5,031,250	503	-	(5,575,268)	(5,574,705)
Net loss	-	-	-	-	-	(2,165,912)	(2,165,912)
Balance - June 30, 2021 (unaudited), as restated	602,500	60	5,031,250	503	-	(7,741,180)	(7,740,617)
Net loss	-	-	-	-	-	(1,217,917)	(1,217,917)
Balance - September 30, 2021 (unaudited)	602,500	$60	5,031,250	$503	$-	$(8,959,097)	$(8,958,534)

	For the Period from August 21, 2020 (inception) through September 30, 2020
	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - August 21, 2020 (inception)	-	$-	5,031,250	$503	$24,497	$-	$25,000
Issuance of Class B common stock to Sponsor	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,032)	(1,032)
Balance - September 30, 2020 (unaudited)	-	$-	5,031,250	$503	$24,497	$(1,032)	$23,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS DEVELOPMENT CORP. II

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From August 21, 2020 (inception) through September 30, 2020

Cash Flows from Operating Activities:
Net loss	$(3,552,022)	$(1,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned from investments held in Trust Account	(12,186)	-
Changes in operating assets and liabilities:
Prepaid expenses	(522,202)	-
Franchise tax payable	149,091	-
Accounts payable	57,879	9,032
Accrued expenses	2,119,500
Net cash used in operating activities	(1,759,940)	8,000

Cash Flows from Investing Activities
Cash deposited in Trust Account	(201,250,000)	-
Net cash used in investing activities	(201,250,000)	-

Cash Flows from Financing Activities:
Proceeds from note payable to related party	150,000	50,000
Repayment of note payable to related party	(200,000)	-
Proceeds received from initial public offering, gross	201,250,000	-
Proceeds received from private placement	6,025,000	-
Offering costs paid	(4,175,530)	(41,200)
Net cash provided by financing activities	203,049,470	8,800

Net change in cash	39,530	16,800

Cash - beginning of the period	8,800	-
Cash - end of the period	$48,330	$16,800

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$125,000	$-
Offering costs included in accrued expenses	$28,300	$4,830
Deferred underwriting commissions in connection with the initial public offering	$7,043,750	$-
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require Public Shares to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Public Shares, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on February 25, 2021 (the “Post-IPO Balance Sheet”) and Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Amended Quarterly Report.

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A common stock subject to possible redemption of approximately $10.5 million, a decrease to additional paid-in capital of $5.1 million, an increase to the accumulated deficit of $5.4 million, and the reclassification of 1,048,264 Class A common stock from permanent equity to Class A common stock subject to possible redemption as presented below.

As of February 19, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$203,119,261	-	$203,119,261
Total liabilities	$7,351,899	-	$7,351,899
Class A common stock subject to possible redemption	190,767,360	10,482,640	201,250,000
Preferred stock	-	-	-
Class A common stock	165	(105)	60
Class B common stock	503	-	503
Additional paid-in capital	5,051,492	(5,051,492)	-
Accumulated deficit	(52,158)	(5,431,043)	(5,483,201)
Total stockholders’ equity (deficit)	$5,000,002	$(10,482,640)	$(5,482,638)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$203,119,261	$-	$203,119,261

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$202,959,356	-	$202,959,356
Total liabilities	$7,284,061	-	$7,284,061
Class A common stock subject to possible redemption	190,675,290	10,574,710	201,250,000
Preferred stock	-	-	-
Class A common stock	166	(106)	60
Class B common stock	503	-	503
Additional paid-in capital	5,168,561	(5,168,561)	-
Accumulated deficit	(169,225)	(5,406,043)	(5,575,268)
Total stockholders’ equity (deficit)	$5,000,005	$(10,574,710)	$(5,574,705)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$202,959,356	$-	$202,959,356

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$190,767,360	$(190,767,360)	$-
Change in value of Class A common stock subject to possible redemption	$(92,070)	$92,070	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$202,246,887	-	$202,246,887
Total liabilities	$8,737,504	-	$8,737,504
Class A common stock subject to possible redemption	188,509,380	12,740,620	201,250,000
Preferred stock	-	-	-
Class A common stock	188	(128)	60
Class B common stock	503	-	503
Additional paid-in capital	7,334,449	(7,334,449)	-
Accumulated deficit	(2,335,137)	(5,406,043)	(7,741,180)
Total stockholders’ equity (deficit)	$5,000,003	$(12,740,620)	$(7,740,617)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$202,246,887	$-	$202,246,887

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$190,767,360	$(190,767,360)	$-
Change in value of Class A common stock subject to possible redemption	$(2,257,980)	$2,257,980	$-

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended March 31, 2021
Net loss	$(168,193)	$-	$(168,193)
Weighted average shares outstanding - Class A common stock	20,727,500	(11,054,667)	9,672,833
Basic and diluted earnings per share - Class A common stock	$-	$(0.01)	$(0.01)
Weighted average shares outstanding - Class B common stock	4,681,250	-	4,681,250
Basic and diluted earnings per share - Class B common stock	$(0.04)	$0.03	$(0.01)

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Three Months Ended June 30, 2021
Net loss	$(2,165,912)	$-	$(2,165,912)
Weighted average shares outstanding - Class A common stock	20,125,000	602,500	20,727,500
Basic and diluted earnings per share - Class A common stock	$-	$(0.08)	$(0.08)
Weighted average shares outstanding - Class B common stock	5,633,750	$(602,500)	5,031,250
Basic and diluted earnings per share - Class B common stock	$(0.38)	$0.30	$(0.08)

	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Six Months Ended June 30, 2021
Net loss	$(2,334,105)	$-	$(2,334,105)
Weighted average shares outstanding - Class A common stock	20,125,000	(4,894,296)	15,230,704
Basic and diluted earnings per share - Class A common stock	$-	$(0.12)	$(0.12)
Weighted average shares outstanding - Class B common stock	5,299,938	(442,721)	4,857,217
Basic and diluted earnings per share - Class B common stock	$(0.44)	$0.32	$(0.12)

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

FS DEVELOPMENT CORP. II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 19, 2021, and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

As described elsewhere in this Amended Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99 to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with the condensed consolidated financial statements included herein, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Public Shares, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99 to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part I, Item 4: “Controls and Procedures” included in this Quarterly Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of September 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 4. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Our management and our audit committee concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amended Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Dated: November 23, 2021	FS DEVELOPMENT CORP. II

	By:	/s/ Jim Tananbaum
	Name:	Jim Tananbaum
	Title:	President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Dennis Ryan
	Name:	Dennis Ryan
	Title:	Chief Financial Officer (Principal Financial Officer)