Form 10-K
period 2021-12-31
PARDES BIOSCIENCES, INC.
filed 2022-03-29
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40067

PARDES BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-2696306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2173 Salk Avenue, Suite 250 PMB#052 Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 649-8758

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PRDS	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $200.8 million as of June 30, 2021 based on the closing price of $9.98 as reported on the Nasdaq Capital Market on such date. Shares of the registrant's common stock held by executive officers, directors, and their affiliates have been excluded from this calculation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2022 was 62,378,996.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Irvine, California, USA

SIGNATURES

INTRODUCTORY NOTE AND FREQUENTLY USED TERMS

On December 23, 2021 (the “Closing Date”), FS Development Corp. II, a Delaware corporation (“FSDC II”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger, dated as of June 29, 2021 (as amended on November 7, 2021, the “Merger Agreement”), by and among Pardes Biosciences, Inc., a Delaware corporation (“Old Pardes”), Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (the “Shareholders Representative”), FSDC II and Orchard Merger Sub Inc., a Delaware corporation (“Merger Sub”).

On the day prior to the Closing Date, Old Pardes changed its name to “Pardes Biosciences Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC II changed its name to “Pardes Biosciences, Inc.” (together with its consolidated subsidiaries, “Company”), and (ii) Old Pardes merged with and into Merger Sub (the “Merger”), with Old Pardes as the surviving company in the Merger and, after giving effect to such Merger, Old Pardes becoming a wholly-owned subsidiary of Pardes Biosciences, Inc. (f/k/a FS Development Corp. II).

In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all shares of Old Pardes’s Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Common Stock (collectively, “Old Pardes Stock”) issued and outstanding immediately prior to the Effective Time, whether vested or unvested, was converted into the right to receive their pro rata portion of the 32,500,000 shares of FSDC II Class A Common Stock (the “Common Stock”) issued as Merger consideration (the “Merger Consideration”) equal to (A) the final consideration ratio calculated in accordance with the Merger Agreement multiplied by (B) the number of shares of Old Pardes Stock; (ii) each option exercisable for Old Pardes Stock that was outstanding immediately prior to the Effective Time was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 13,000,000 shares of Common Stock were reserved for issuance under the newly adopted 2021 Stock Option and Incentive Plan (the “2021 Plan”), of which a portion of such shares were allocated for issuance upon exercise of the assumed options and reserved for option grants for outstanding contractual commitments.

Unless the context otherwise requires, “we,” “us,” “our,” and the “Company” refer to Pardes and its consolidated subsidiary. All references herein to the “Board” refer to the board of directors of Pardes. All references herein to the “Closing” refer to the closing of the transactions contemplated by the Merger Agreement (the “Transactions”), including the Merger and the transactions contemplated by the subscription agreements entered into by FSDC II and certain investors (the “PIPE Investors”) pursuant to which the PIPE Investors collectively committed to subscribe for, and did subscribe for, an aggregate of 7,500,000 shares of Common Stock for an aggregate purchase price of $75.0 million (the “PIPE Investment”).

In addition, in this document, unless otherwise stated or the context otherwise requires, references to:

•
“2021 Plan” means the 2021 Stock Option and Incentive Plan.
•
“Board” means the board of directors of Pardes.
•
“Business Combination” means the business combination pursuant to the Merger Agreement.
•
“Bylaws” or “By-laws” means the Amended and Restated Bylaws of Pardes.
•
“Charter” or “Certificate of Incorporation” means the Second Amended and Restated Certificate of Incorporation of Pardes.
•
“Closing” means the closing of the Business Combination.
•
“Closing Date” means December 23, 2021.
•
“Closing Payment Shares” means 32,500,000 shares of FSDC II Class A Common Stock, which were reclassified as Common Stock in connection with the Closing.
•
“Code” means the Internal Revenue Code of 1986, as amended.
•
“Common Stock” means the Common Stock of Pardes following the Closing.
•
“DGCL” means the Delaware General Corporation Law.
•
“Effective Time” means the time at which the Business Combination became effective pursuant to the terms of the Merger Agreement.
•
“Equity Incentive Plan” means the 2021 Stock Option and Incentive Plan.
•
“Exchange Act” means the Securities Act of 1934, as amended from time to time.

i

•
“Founders Shares” means the 5,031,250 shares of FSDC II Class B Common Stock held by the Sponsor, FSDC II’s directors and affiliates of FSDC II’s management team since August 26, 2020, which were exchanged for Class A Common Stock in the Business Combination and reclassified as Common Stock under the Charter.
•
“FSDC II” means FS Development Corp. II, our predecessor.
•
“FSDC II Class A Common Stock” or “Class A Common Stock” means the shares of Class A Common Stock, par value $0.0001 per share, of FSDC II.
•
“FSDC II Class B Common Stock” or “Class B Common Stock” means the shares of Class B Common Stock, par value $0.0001 per share, of FSDC II.
•
“FSDC II Investors” means FS Development Holdings II, LLC, Daniel Dubin, Owens Hughes and Deepa Pakianathan.
•
“FSDC II IPO” means FSDC II’s initial public offering.
•
“Major Pardes Investors” means Foresite Capital Opportunity Fund V, L.P., Foresite Capital Fund V, L.P., Khosla Ventures Seed D, LP, Khosla Ventures VII, LP and GMF Pardes, LLC, Uri A. Lopatin, M.D., Lopatin Descendants’ Trust, Lee D. Arnold, Ph.D., Brian P. Kearney PharmD, Heidi Henson, Elizabeth H. Lacy, Mark Auerbach, and Michael D. Varney, Ph.D.
•
“Merger Agreement” means the Agreement and Plan of Merger, dated as of June 29, 2021 (as amended on November 7, 2021) by and among FSDC II, Merger Sub, Old Pardes and the Shareholders Representative.
•
“Merger Consideration” means the Closing Payment Shares issued as the consideration for the Business Combination.
•
“Merger Sub” means Orchard Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FSDC II.
•
“Old Pardes” means Pardes Biosciences, Inc. prior to the Closing of the Business Combination.
•
“Old Pardes Stock” means, collectively, all shares of Old Pardes’s Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Common Stock.
•
“Pardes” means Pardes Biosciences, Inc. (f/k/a FS Development Corp. II) following the Closing of the Business Combination.
•
“Pardes Equityholders” means the holders of equity interests in Old Pardes as of the time immediately before the Business Combination.
•
“PIPE Investment” refers to the sale of 7,500,000 newly issued shares of Common Stock in a private placement concurrent with the Business Combination for an aggregate purchase price of $75.0 million.
•
“Private Placement Shares” means the 602,500 shares of Class A Common Stock originally purchased by Sponsor in a private placement simultaneously with the closing of FSDC II IPO.
•
“Public Shares” means FSDC II Class A Common Stock issued in the FSDC II IPO.
•
“Registration Rights Agreement” means the Registration Rights Agreement, dated December 23, 2021 by and among Pardes, Old Pardes, the FSDC II Investors and the Major Pardes Investors.
•
“SEC” means the Securities Exchange Commission or any successor organization.
•
“Securities Act” means the Securities Act of 1933, as amended from time to time.
•
“Shareholders Representative” means Shareholder Representative Services LLC.
•
“Sponsor” means FS Development Holdings II, LLC.
•
“Transaction” means the transactions contemplated by the Merger Agreement, including the Merger and the PIPE Investment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including those relating to the success, cost and timing of our product development activities and clinical trials, the potential attributes and benefits of our product candidates, our ability to obtain and maintain regulatory approval for our product candidates and our ability to obtain funding for our operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements relating to us in this Annual Report include, but are not limited to, statements about:

•
the ability of our clinical trials to demonstrate acceptable safety and efficacy of our product candidates, including PBI-0451, our lead product candidate, and other positive results;
•
the timing, progress and results of clinical trials for PBI-0451 and completion of studies or trials and related preparatory work;
•
the period during which the results of the clinical trials will become available;
•
the initiation, timing, progress, results and costs of our research and development programs and our current and future preclinical studies, nonclinical studies and clinical trials;
•
our ability to initiate, recruit and enroll patients in and conduct our clinical trials at the pace that we project;
•
the timing, scope and likelihood of regulatory filings;
•
our ability to obtain emergency use authorization or marketing approval of PBI-0451 and to meet existing or future regulatory standards or comply with post-authorization or post-approval requirements;
•
our expectations regarding the potential market size, government stockpiling and the size of the patient populations for our product candidates, if approved for commercial use;
•
our intellectual property position and expectations regarding our ability to obtain and maintain intellectual property protection;
•
our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•
the impact of government laws and regulations;
•
our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•
developments and expectations regarding our industry; and
•
other risks and uncertainties indicated in this Annual Report, including those under “Risk Factors” herein, and other filings that have been made or will be made with the SEC.

These forward-looking statements are based on current expectations and beliefs concerning future developments and their potential effects. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

In addition, statements that we “believe” and similar statements reflect such parties’ beliefs and opinions on the relevant subject. These statements are based upon information available to such party as of the date of this Annual Report, and while such party believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward- looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic (including declines in SARS-CoV-2 infections) and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business faces significant risks and uncertainties. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. You should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report. Set forth below is a summary list of the principal risk factors as of the date of the filing this Annual Report:

•
PBI-0451, our lead candidate is currently being evaluated in a Phase 1 clinical trial and has not commenced clinical trials on efficacy. Accordingly, there is significant uncertainty around the development of PBI-0451 as a potential treatment for coronavirus generally, and SARS-CoV-2 infections and COVID-19 specifically.
•
We have incurred significant losses since our inception and expect to incur losses for the foreseeable future. We have not generated any revenue and may never be profitable.
•
We are heavily dependent on the success of PBI-0451, our lead product candidate.
•
PBI-0451 and any other product candidates must undergo rigorous clinical trials and regulatory approvals, and results from early nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.
•
Our subsequent clinical trials may reveal significant adverse events not seen in our earlier clinical trials or preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
•
Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.
•
PBI-0451 may face significant competition from other treatments for SARS-CoV-2 infections that are in development. If our competitors develop and market products faster or that are more effective, safer or less expensive than the drug candidates we develop, our commercial opportunities will be negatively impacted.
•
Our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for SARS-CoV-2 infections, if approved, could also be impacted by the success or failure of other entities, or perceived success or failure of their therapeutic candidates. We may expend resources in anticipation of clinical trials and potential commercialization of PBI-0451, which we may not be able to recover if PBI-0451 is not authorized or approved for the treatment of SARS-CoV-2 or we are not successful at commercializing PBI-0451.
•
We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development, manufacturing and commercialization of PBI-0451 or any other product candidates.
•
We must attract and retain highly skilled employees to succeed. If we are not able to retain our current team or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.
•
We contract with third parties for the manufacture of our product candidates for nonclinical and clinical testing and expect to continue to do so for subsequent clinical trials and for commercialization. Significant portions of our clinical manufacturing are currently conducted by third-party manufacturers outside of the United States. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We may attempt to secure early regulatory authorization of PBI-0451 through the use of Emergency Use Authorization, or EUA, in the US, which the U.S. Food and Drug Administration, or the FDA, has applied to certain COVID-19 treatments. We may also attempt to secure conditional approvals or emergency authorizations in other countries outside of the US. If we are unable to obtain such authorizations, or those pathways are no longer available to us at the time we would be seeking authorizations, we may be required to conduct additional nonclinical studies or clinical trials beyond those contemplated for accelerated authorization, which could delay our ability to generate revenue and increase the expense of obtaining, and delay in the receipt of, necessary marketing approvals. Even if we receive an EUA or other emergency authorization from the FDA or other regulators, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or other regulators may seek to withdraw the EUA, conditional approval or emergency authorization.

•
COVID-19 continues to cause significant morbidity and mortality globally. The number of infections, and the morbidity associated with those infections, however, change continuously. As a result, we may find enrollment of patients for clinical trials a challenge, and/or may find that the severity of disease declines over time such that the number of patients required to demonstrate statistically significant improvements in endpoints related to morbidity and mortality are a challenge to enroll. If enrollment is delayed or takes longer than expected this could impact our ability to seek an EUA while the pathway is available and could delay the collection of data sufficient to meet our endpoints and seek marketing approval.
•
If SARS-CoV-2 evolves into a benign variant and no further pathogenic variants of SARS-CoV-2 or other coronaviruses emerge over the next few years, then commercial, clinical and patient interest in oral antivirals may decline.
•
Enrollment and retention of participants in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including significant competition for recruiting patients with COVID-19 in clinical trials, the availability of other competing therapies and currently declining infection rates.
•
Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies. Proprietary rights and technology are difficult and costly to protect, and we may not be able to ensure their protection.
•
We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
•
The price of our common stock may be volatile.
•
The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Common Stock.

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company that is focused on discovering, developing and commercializing novel therapeutics to improve the lives of patients suffering from life-threatening disease, starting with our lead candidate, PBI-0451, which is in clinical development and intended to treat and prevent coronaviral (CoV) infections. COVID-19 is caused by infection with the severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, and has emerged as the most significant pandemic threat for the world in many decades. We have built a discovery platform designed to target reactive nucleophiles, such as those in cysteine proteases. By leveraging our understanding of structure-based drug design, reversible covalent chemistry and viral biology, we have discovered and are developing novel product candidates with low nanomolar potency against SARS-CoV-2 and broad activity against all known pathogenic human coronaviruses. Our lead product candidate, PBI-0451, inhibits the main coronaviral cysteine protease, or Mpro, a viral protein essential for replication of all known coronaviruses, including SARS-CoV-2. In preclinical studies, PBI-0451 has demonstrated activity against all coronaviral proteases tested, as well as inhibition of replication of multiple coronaviruses, including SARS-CoV-2. Moreover, in pre-clinical studies, PBI-0451 demonstrated the potential for oral bioavailability across multiple pre-clinical species, and more recently, oral bioavailability in healthy volunteers in our on-going Phase 1 study. We believe the anti-viral potency seen against SARS-CoV-2 in preclinical in vitro studies and demonstrated oral bioavailability in humans supports its potential to be an oral direct acting antiviral, or DAA, for use against SARS-CoV-2 infections. We plan to further develop PBI-0451 for both oral treatment and prophylaxis of SARS-CoV-2 infection. Given the highly conserved nature of the Mpro target, which is shared among all known coronaviruses, including emerging variants of concern, we believe PBI-0451 will likely retain its potency and activity against current and emerging SARS-CoV-2 variants.

Our Approach

Our Platform

We believe that reactive nucleophiles in proteins, such as those found in cysteine and serine proteases, are potentially attractive targets for drug development. We have developed a highly efficient reversible and tunable covalent chemistry platform comprised of the following critical components which is designed to allow us to specifically engage with these nucleophiles (our chemical “warheads”):

•
Topologically adaptable and tunable warheads, including those with novel structures and chemistry, in which:
•
Structure can be designed to conform to a binding site and establish optimal stabilizing interactions;
•
Tunable reactivity can be modulated to increase potency, specificity and residence time on the nucleophilic cysteine or serine residue of the target;
•
Reversibility of covalent behavior can be exploited to minimize non-specific or off-target activities and improve exposure compared to irreversible covalent inhibitors;
•
Functionality can enhance potential for molecules to have favorable drug-like properties and oral bioavailability; and
•
Reduced liabilities can be anticipated with respect to reductive or oxidative metabolism or degradation compared to other reversible or irreversible warheads.
•
Structure-based drug design, or SBDD, approaches, enable us to rapidly explore chemical space and identify potential sites for modification and ideal vectors to:
•
“Weaponize” existing non-covalent ligands with one of our tunable, reversible covalent warheads to significantly increase potency;
•
Convert an irreversible covalent inhibitor to a reversible covalent inhibitor by exchange of warheads to produce an agent with potential for improved properties, such as greater exposures and reduced off-target effects;
•
Select complementary warheads for which the covalent adduct is stabilized by bonding interactions with surrounding amino acids; and
•
Design novel analogues to build upon existing structural insights.

We believe that our platform has significant potential to deliver novel drug candidates and allow us to rapidly find compounds that potentially improve upon pre-existing chemical matter where a target has been validated, but drug-like properties may be further optimized.

Using our warhead platform and SBDD approach, we have been able to design compounds that demonstrate activity against all known human CoV pathogens tested to date. Importantly, by designing compounds with activity against the main proteases of all seven known human coronaviral species, we believe that our protease inhibitor could present a significant hurdle for the SARS-CoV-2 virus to escape inhibition with resistant mutations. Should combination therapies be advantageous for treatment of pandemic coronaviral variants in the future, we believe that an inhibitor of the Mpro could be a backbone member of such a combination.

Our library of chemical “warheads” is designed to target reactive nucleophiles such as active site cysteine or serine residues. These warheads have the potential to be adapted for use against both other viral proteases as well as other disease-related targets. We expect that our platform will continue to provide us with the opportunity to develop additional product candidates across multiple therapeutic areas in the future.

Our Strategy

We believe that our tunable, reversible covalent chemistry platform will allow us to engage reactive nucleophiles in select biological targets and leverage modern SBDD to rapidly develop novel oral drugs for clinically important diseases. Initially, our goal is to become a global leader in the discovery, development and commercialization of novel therapies for the treatment and prevention of SARS-CoV-2 infections, the cause of COVID-19, and emerging SARS-CoV-2 variants. We anticipate expanding our discovery and development efforts beyond virology to other indications. To achieve our goals, we intend to pursue the following strategies:

•
Complete nonclinical and clinical development and seek authorization and approval for our lead product candidate, PBI-0451, an investigational drug designed to be an orally administered direct acting antiviral, DAA. We initiated our Phase 1, first in human clinical trial in New Zealand with our lead candidate PBI-0451 in healthy volunteers in August 2021. In interim data presented in March 2022 from our on-going Phase 1 clinical trial, PBI-0451 demonstrated favorable human pharmacokinetics and tolerability data across both single and multiple ascending doses. We intend to work closely with the FDA and other regulatory authorities as we plan and implement our Phase 2/3 clinical trials to align on the regulatory pathway for approval of PBI-0451 and may seek expedited development and regulatory review pathways for initial authorization, such as EUA in the US.
•
Expand our pipeline by developing additional highly selective, orally administered drug candidates against coronavirus and additional targets. While we believe our lead candidate, PBI-0451, can be developed as a broadly active coronaviral drug, we intend to continue to improve our capability to inhibit coronaviruses and as resources permit expand our pipeline by discovering additional differentiated oral small molecules against additional biological targets.
•
Maximize the value of our product candidates.

Our Team and Corporate History

Since our founding in February 2020, we have assembled a management team with significant experience in discovering, developing and commercializing a broad range of therapies, including multiple antivirals, and in public company operations. Our Chief Executive Officer, Thomas G. Wiggans, has over 40 years of experience in the biopharmaceutical industry, including over 25 years of chief executive leadership focused on operations, commercialization, business development and strategic partnering. Mr. Wiggans most recently served as Chief Executive Officer and Chairman of the Board of Directors of Dermira, Inc. which he co-founded in 2010, until its acquisition by Eli Lilly in 2020. Our Founder and Chief Scientific and Strategic Advisor, Uri A. Lopatin, M.D., has over 15 years of scientific, operational, strategic, and management experience in the biopharmaceutical industry. He previously cofounded Assembly Pharmaceuticals, which went public as Assembly Biosciences, Inc. (Nasdaq: ASMB) in 2014. Our Chief Scientific Officer, Lee D. Arnold, Ph.D., has more than 34 years of contributions to molecularly targeted drug discovery, including more than 100 U.S. patent applications and the discovery of the first in class oncology drug, Tarceva®. He has been an inventor on more than 15 drug candidates that have advanced into development. Dr. Arnold was previously the Chief Scientific Officer and Chief Discovery Officer at Assembly Biosciences, Inc, and has held leadership positions at OSI Pharmaceuticals, Inc., BASF/Abbott and Kinnate Biopharma, Inc. Our Chief Development Officer, Brian P. Kearney, PharmD has over 20 years of experience in antiviral medicine development and was most recently at Gilead Sciences, Inc. serving as Vice President of Clinical Research. Dr. Kearney was responsible for programs and teams that led to global regulatory approvals of eight new chemical entities and 15 new drug products for the treatment of HIV, HBV, HCV, and other unmet medical needs. Our Chief Commercial Officer, Sean P. Brusky, has over 20 years of business development, commercial managed care and medical affairs experience, most recently as Head of Healthcare Delivery Innovation for Genentech, Inc. (a member of the Roche Group). Our Chief Business & Strategy Officer, Philippe Tinmouth, has over 25 years of experience in strategic leadership, business development and alliance management in the biopharmaceutical industry. Heidi Henson, our Chief Financial Officer, has a successful track record in pharmaceutical and life sciences companies that dates back nearly 20 years, including Wellspring Biosciences, Inc., Kura Oncology, Inc. and Imbria Pharmaceuticals, Inc. and was Vice President of Finance at Intellikine, Inc. until its acquisition by Takeda Pharmaceutical Company Limited. Elizabeth H. Lacy, our General Counsel and Corporate Secretary, has over twenty-five years of legal experience of which over four and a half years has been as the general counsel of a public life sciences company.

We believe that our team’s expertise in reversible covalent chemistry and virology, together with our experience discovering, developing, registering and commercializing multiple drugs in clinical use, including antiviral treatments, positions us well to advance a new generation of medicines.

In December 2021, we completed our business combination with FSDC II pursuant to which we debuted as a publicly traded company.

Antiviral Therapy

Background on Viruses

Viruses are cellular parasites that can only replicate using a host cell’s replication processes, as viruses lack the machinery required to reproduce on their own. Unlike living organisms, like humans, that can only use DNA as the basis for their genetic material, viruses can use either DNA or RNA.

Viruses have two primary components: nucleic acid (comprised of either RNA, which can be single or double stranded, or DNA) and a protective protein shell (the capsid). Some viruses may also have their capsid surrounded by a third component, a lipid bilayer (the envelope), a membrane derived from host cell membranes that contains viral proteins. Some of these proteins assist in “docking” to host cell surface receptors, allowing the virus to spread from cell to cell; for SARS-CoV-2, the “spike” protein serves this purpose.

The viral infection process begins when a virus attaches itself to a specific receptor site on the host-cell membrane through attachment proteins. After attachment, the viral nucleic acid is released into the cell, initiating the viral replication process through production of viral components, co-opting the host cellular machinery. DNA viruses use host cell proteins and enzymes to make additional DNA copies of the viral genome. The viral DNA is also transcribed to messenger RNA (mRNA), which serves as a blueprint to produce new viral proteins. RNA viruses use their RNA as a template for both synthesis of new viral genomic RNA and also as viral mRNA. The viral mRNA instructs the host cell to produce viral proteins. Viral genomes are small, but they must encode proteins the virus needs that are not provided by the host, including both “structural” proteins, which are required for the viral physical structure, and “non-structural” proteins, which are required only while replicating in the host cell. Viral genomic nucleic acids are processed and packaged within the cell into new virus particles composed of structural proteins and then released from the host cell to propagate infection to more host cells.

Over the last 40 years significant progress has been made in our understanding of how viruses infect cells, replicate and spread within the body. This has resulted in multiple drug development approaches including inhibition of viral entry into cells, viral gene replication and viral particle formation. We believe the most effective method for treating and preventing coronaviral infections is to use small molecule DAAs to target viral encoded proteases to inhibit their function. Historically, this approach has led to highly potent and clinically successful antivirals for the treatment of other viruses such as human immunodeficiency virus (HIV), and hepatitis C virus, or HCV. We believe a safe, oral, pan-coronaviral protease inhibitor may have significant benefits as an antiviral able to treat or prevent infection with SARS-CoV-2 and important emerging variants of concern.

Background on SARS-CoV-2

SARS-CoV-2 was first identified as part of an investigation into an outbreak in Wuhan, China in December 2019. SARS-CoV-2 represents the third coronavirus to make a zoonotic transfer in the last 20 years and result in significant human disease. The impact of SARS-CoV-2, however, is significantly greater than has been seen in the two previous coronaviral outbreaks. As of March 2022, there have been in excess of 450 million confirmed cases of SARS-CoV-2 infection and more than 6.0 million related deaths globally. A detailed market opportunity for any single COVID-19 therapeutic is difficult to predict given the unprecedented and evolving nature of COVID-19. Nevertheless, the necessity for a rapidly deployable, broadly effective antiviral treatment is evidenced by the continued incidence of new SARS-CoV-2 infections in the U.S. and the surge of infections being seen in many countries. These ongoing transmissions represent a major potential threat, as they enable the ongoing evolution of SARS-CoV-2 and fuel the rise of novel variants of potential concern. To date, these variants primarily involve the viral spike protein and its receptor binding domain (RBD) entry point at the ACE-2 receptor, providing the potential for reduced susceptibility to vaccines as well as antibody therapeutics. In the U.S. and other developed countries, vaccine hesitancy will likely persist, and together with waning vaccine acquired immunity, may result in significant portions of the population remaining at risk for future waves of infection. In addition to this immediate critical need, the likely event of future zoonotic transmissions of novel coronaviruses establishes the necessity for broadly effective, oral antiviral treatments for the foreseeable future.

SARS-CoV-2 is a coronavirus, belonging to the Coronaviridae family. Like all Coronaviridae, it is an enveloped virus with a positive sense single stranded RNA genome encoding for viral proteins. It is one of seven human coronaviruses species that are known to exist, with four responsible for a significant percentage of yearly non-influenza viral respiratory infections, depending upon the geographical region and year. SARS-CoV-2 is similar to two other life-threatening coronaviruses: SARS-Co-V and Middle East Respiratory Syndrome coronavirus, or MERS-CoV. SARS-CoV-2 impairs respiratory function and spreads primarily from person to person via respiratory transmission among close contacts. Symptoms include fever, cough, shortness of breath and fatigue, with symptoms generally appearing two to 12 days after exposure. Severe complications include pneumonia, multi-organ failure, and death. In addition, a “post-COVID” syndrome has been increasingly described, wherein symptoms can persist for weeks to months; this post-COVID syndrome has been reported to affect up to 50% of previously infected persons in some observational trials. The Centers for Disease Control, or CDC, has identified populations at particularly high risk of severe illness, including the elderly, those residing in a long-term care facility, and those with certain underlying health conditions.

Market Opportunity

While the SARS-CoV and MERS-CoV virus epidemics had significant social and economic impacts, the COVID-19 pandemic has caused a global public health and economic crisis. As of March 2022, there have been in excess of 79 million cases and over 962,000 deaths from COVID-19 in the United States alone. Worldwide, there have been more than 450 million confirmed cases of SARS-CoV-2 infection with more than 6.0 million deaths. This rate of mortality has established COVID-19 as one of the deadliest pandemics in a century.

Multiple vaccines have emerged as potential tools to protect individuals from SARS-CoV-2 infection. These vaccines target the “spike” protein on the surface of the virus particle, have largely demonstrated the ability to protect against severe disease; and will be an important component of any global response to this or future SARS-CoV-2 pandemics. Global distribution and the need for additional vaccine doses as boosters, however, have emerged as a challenge with a majority of the world’s countries receiving insufficient doses to provide sufficient protection to their populations. The requirement for extreme cold storage for some of these vaccines also presents a barrier to worldwide distribution. Reluctance to vaccination and waning vaccine acquired immunity has also emerged as a significant impediment to controlling the pandemic, with vulnerable persons providing a reservoir for sustained transmission and subsequent waves of infection. Simultaneously, multiple viral variants involving changes in the SARS-CoV-2 spike protein have been identified, like the Omicron variant, that have reduced effectiveness of both antibody therapies and vaccines and increased transmissibility. It is anticipated that these variants will continue to emerge because the spike protein is not “conserved” across coronavirus species and is susceptible to evolutionary change under selective pressure from the immune system — as we have seen in this pandemic.

There is a pressing need for alternative methods to both treat and prevent SARS-CoV-2, including its variants, and potential future pandemic coronavirus infections. Ideally, these interventions should retain efficacy against coronaviral variants which can escape vaccine induced protection by targeting parts of the virus that are highly conserved and which do not rapidly evolve under immune selection. The main viral protease, or Mpro, is a highly conserved, nonstructural protein that fits these criteria.

We believe the clinical presentation of SARS-CoV-2 provides an opportunity for an oral antiviral to have a substantial effect in reducing morbidity and mortality post-exposure and preventing infection. Unlike influenza, where a short window of opportunity exists between early symptoms and initiation of treatment in order to optimally mitigate the progression of disease, SARS-CoV-2 infection has been associated with several days of asymptomatic or minimally symptomatic viral replication and shedding by infected individuals prior to progression to severe disease. Accordingly, we believe that PBI-0451 may have a longer window of clinical utility where it may prevent progression of disease in patients, reduce transmission, and provide protection to individuals either known to be or potentially exposed. Together, these activities could aid in containing the current COVID-19 pandemic with its emerging variants of concern, and also potentially address a future outbreak of a novel coronavirus from developing into another global pandemic.

Since treatments are required both for SARS-CoV-2 as well as to develop the means to prevent future pandemics, we anticipate governments are likely to stockpile effective oral treatments for SARS-CoV-2 and potential future coronavirus outbreaks. In response to the 2009 H1N1 swine flu pandemic, as an example, governments have been stockpiling oseltamivir (sold under the brand name TAMIFLUTM). In the United States quantities are sufficient to treat 25% of the population, and in France and the United Kingdom, quantities are sufficient to treat 50% of their populations.

Due to the magnitude of the health and economic impact of COVID-19, we believe that governments could stockpile a safe, effective and easily deployable therapy in quantities exceeding those of oseltamivir. Given the unprecedented nature of COVID-19, the rapidly evolving response to its treatment, the ongoing evolution of coronavirus variants with reduced susceptibility to vaccines, and the unknown extent and disease severity of subsequent waves of infection, the market opportunity for a COVID-19 therapeutic is difficult to predict. However, we believe that antivirals with broad activity against both known and potentially future pandemic coronaviruses present the potential for multibillion-dollar market opportunities via stockpiling alone. To date, the U.S. government has committed to purchasing up to 20 million treatment courses from Pfizer, Inc. for Paxlovid and up to 3.1 million treatment courses of mulnupiravir from Merck.

SARS-CoV-2 Replication

There are four different structural proteins encoded by the SARS-CoV-2 RNA: spike protein, envelope protein, membrane glycoprotein and nucleocapsid protein. As shown in the illustration below, the infection cycle begins when the spike proteins bind to the cellular angiotensin-converting enzyme 2 (ACE2) receptor on the surface of the target cells. A second cell surface protein, transmembrane serine protease 2 (TMPRSS2) enables the virion to enter the cell, where it releases its RNA encoding the proteins required for replication. The sixteen coronaviral non-structural proteins are derived from the viral polyprotein that is processed into individual polypeptides by two viral proteases, the papain-like cysteine protease (PlPro) and Mpro. These proteins and newly generated viral RNA synthesized by the viral RNA polymerase are then assembled into a new virion in the Golgi and released through exocytosis. As noted earlier, the viral Mpro is the main protein involved in polyprotein processing — required for 11 of the cleavages needed to fully liberate the sub-viral proteins — and is therefore of particular interest for the design of anti-SARS-CoV-2 inhibitors.

Viral Resistance and Mutations

A major obstacle to the development of direct acting antiviral therapies is viral resistance. Resistance is a function of a virus’s propensity to genetically mutate, which is often substantially higher in RNA than DNA viruses, as most RNA viruses lack a proofreading step when their RNA is replicated. The ability of viruses to evolve can make the design of therapies challenging if the viral proteins can change as a result of mutations to become more resistant to a given antiviral therapy over time. We are already seeing the effects of viral evolution on the spike protein, with variants in the SARS-CoV-2 spike protein have already been identified in numerous counties world-wide. It is this constant evolution of the immunologically recognized spike protein that threatens to reduce effectiveness of antibody therapies as well as vaccines over time.

In some chronic viral infections such as HIV and HCV, combination therapies have been used as first line therapy. The rational has been to reduce the likelihood that a virus will develop resistance to multiple simultaneous therapies by mutating. This is not, however, always required. In hepatitis B, monotherapy with potent antivirals can successfully suppress viral replication below the limits of detection for years. Additionally, monotherapy with a single potent antiviral as post exposure prophylaxis for HIV has been shown to prevent infections. In the context of acute respiratory infections, such as influenza, monotherapy has also been the standard of care to treat infections. In the case of influenza, this may be because of the immune system’s ability to clear infections in tandem with the antiviral’s suppression of viral replication.

We believe that monotherapy may be both appropriate and sufficient treatment for SARS-CoV-2 infection, as we anticipate that resistance to Mpro targeting therapies may be slow to develop. The virus would need to mutate at sites where a small molecule would bind to the protease to exclude it from binding, while at the same time retaining function in that same enzymatic pocket of Mpro to allow the viral polyprotein to still “fit” and be cleaved at multiple sites. As of March 2022, we have evaluated over 595,000 SARS-CoV-2 viral genomes deposited in public databases. Unlike the viral spike protein, where extensive mutations have been seen, mutations in the binding site of our target protein remain very rare — suggesting a fitness penalty to the virus if the Mpro enzyme changes. Even if the use of combination antiviral therapies ultimately proves to be required for future treatment approaches required to forestall COVID-19 or future potential pandemic coronaviruses, we believe our lead product candidate PBI-0451, a coronaviral protease inhibitor, has the potential to provide a key foundation for such combinations.

Viral Protease as a Target

As a consequence of the virus appropriation of the host’s enzyme and protein inventory, the number of viral specific drug targets is limited. However, viral replication often strongly depends on processing of one or several polyproteins encoded by the genetic information of the virus. The proteolytic processes required for cleavage and processing of these polyproteins usually requires the presence of at least one, and often several, virally encoded proteases, which therefore represent attractive targets for the development of antiviral drugs. In their absence, pleotropic viral functions ranging from maturation of capsid proteins to assembly of a replication complex, and modification of host proteins such as translation initiation factors required by a virus to maintain infection may be crippled.

Protease Inhibitors

Antiviral drug development identifying selective drug-like molecules that target proteases (for example, in HIV and HCV) has resulted in highly potent oral antiviral therapies. These therapies have successfully been used as chronic antiviral therapies to treat millions of patients globally.

The coronaviral genome is one of the largest RNA-viral genomes known to date. In case of the SARS-CoV-2, the genome comprises 14 open reading frames encoding 28 proteins. The 16 coronaviral non-structural proteins are derived from a viral polyprotein that is processed into individual polypeptides by two viral proteases, the papain-like cysteine protease and the Mpro, which is also referred to as 3C-like protease (3CLpro) due to its similarities to the 3C proteases of picornaviruses. The coronaviral Mpro cleaves the viral polyproteins at 11 sites, releasing viral proteins of essential function in replication.

The highly conserved nature of the coronaviral main protease, and its indispensable role early in the viral life-cycle, has suggested that Mpro could be a potent target for oral pan-coronaviral therapies. Moreover, humans do not have a homologous protease, which makes Mpro attractive as a virus specific target of particular interest for the design of anti-SARS-CoV therapies.

Recognition of coronavirus as the etiological agent of SARS and MERS led to extensive characterization of the protease and a variety of small molecules were explored to inhibit its function. Many of these have shown impressive biochemical or cellular activity, and in some cases have demonstrated activity in animal models of coronaviral disease — providing support for this approach in the development of a DAA for SARS-CoV-2 and COVID-19.

Our Pipeline

We are currently developing PBI-0451, our oral coronaviral protease inhibitor for the treatment and prevention of SARS-CoV-2, the cause of COVID-19 disease. PBI-0451 is currently in a Phase 1 clinical trial. Subject to feedback and alignment with the FDA and certain foreign regulators, we plan to initiate Phase 2/3 clinical trials in mid-2022.

Additionally, we are leveraging our SBDD platform to discover other compounds designed to target the coronaviral main protease and anticipate advancing a compound to IND-enabling studies in the second half of 2022.

While our primary focus at this time is on development of oral protease inhibitors for the treatment and prevention of coronaviral disease, we have also engaged in early discovery efforts which are using our SBDD platform to explore applications of our chemistry to other potential targets of interest.

Our Product Candidate

Our Lead Program: PBI-0451

Our lead product candidate PBI-0451 is being developed as an orally administered potential anti-coronavirus DAA. The target of PBI-0451, Mpro, is an early and essential viral protein with no direct human equivalent that is both highly conserved and essential for replication of all known coronaviruses.

We leveraged our SBDD platform, consisting of tunable and reversible covalent “warheads,” to weaponize small molecule scaffolds leading to the design of PBI-0451. Importantly, PBI-0451 was designed to exploit invariable bonding interactions of the viral polyprotein with the peptide backbone of the protease and select essential conserved catalytic residues to produce a potent, potentially broadly active and orally bioavailable coronaviral main protease inhibitor.

PBI-0451 Nonclinical Information

In vitro activity against human coronaviruses

PBI-0451 has demonstrated broad activity against the Mpro from HCoV SARS, 229E, HKU1, OC43, NL63, and MERS. PBI-0451 also retains similarly potent activity against the Mpro of the Omicron variant as that of the parental SARS-CoV-2. This is consistent with its interactions with the conserved elements of the Mpro binding pocket. Antiviral activity of PBI-0451 against the protease of known human pathogenic coronaviruses is summarized in the table below.

Table 1: Biochemical activity of PBI-0451 against CoV Mpro

Coronavirus Mpro	IC50 (nM)*	(Range), N
SARS-CoV-2_WT	25	(21-31), N=4
SARS-CoV-2_P132H (omicron)	34	(20-49), N=6
SARS-CoV	60	(27-116), N=6
MERS-CoV	378	(289-617), N=8
CoV-229E	141	(92-173), N=4
CoV-OC43	177	(124-202), N=4
CoV-HKU1	57	(28-129), N=7
CoV-NL63	189	(103-377), N=9

* IC50 = 50% inhibitory concentration in in vitro activity. IC50 reported as min-max across separate studies. The lower the IC50 number the more potent the compound is against the coronavirus tested.

Activity against SARS-CoV-2 virus was evaluated in multiple assays including a modified SARS-CoV-2 virus containing a nano-luciferase (Nluc) gene used to infect an A549 cell line (cell line derived from human airway cells) expressing the ACE2 receptor required for SARS-CoV-2 virus to bind and separately, wild-type SARS-CoV-2 virus used to infect induced pluripotent stem cell (iPSC) derived human alveolar cells. Following infection, cells were treated with PBI-0451. Changes in viral titer were quantified by evaluating the changes in luminescence (in Nluc expressing virus) as well as by titer of infectious virus by plaque assays.

When virion production was measured by plaque assay (which assesses infectious virus produced by infected cells) in A549-ACE2 cells and in induced pluripotent stem cells induced to transform into type-II pneumocytes, PBI-0451 treatment resulted in multi-log reductions of infectious virus, with EC50 ranging from 6 – 60nM for SARS-CoV-2 plaque assay, and without evidence of cellular cytotoxicity at doses up to the highest concentrations tested (CC50 >10µM in the SARS-CoV-2 Nluc assays). Activity of PBI-0451 against SARS-CoV-2 in cellular assays is shown below.

Table 2: Cell culture activity of PBI-0451

Virus	Cell Line	Antiviral Assay	EC50 [(nM, mean (SD)]	EC90 [nM, mean (SD)]	CC50 [nM]
SARS-CoV-2 WA1(1) (MOI 0.004)	iPS-AT2	SARS-CoV-2 (PFU/mL)	32 (25), n=4	106 (90)	>2,000
SARS-CoV-2 WA1(1) (MOI 0.004)	iPS-AT2	SARS-CoV-2 (RNA copy/mL)	37 (19), n=4	67 (35)	>2,000
SARS-CoV-2 Nluc(1) (MOI 0.025)	A549-ACE2	SARS CoV-2 (nanoluciferase)	23 (16), n=6	114 (85)	>10,000
SARS-CoV-2, Wuhan(2) (MOI 0.001)	Vero E6 cell line (+efflux inhibitor)	Cytopathic effect (GFP assay)	48, n=2	--	>30,000
SARS-CoV-2(3) (Delta, MOI 0.002)	Vero E6 cell line (+efflux inhibitor)	Cytopathic effect (neutral red assay)	--	78, n=1	37,000
SARS-CoV-2(3) (Delta, MOI 0.002)	Vero E6 cell line (+efflux inhibitor)	Viral yield reduction	--	<32, n=1	37,000

CC50, half-maximal cytotoxic concentration; EC50, half-maximal effective concentration; EC90, 90% effective concentration; MOI, multiplicity of infection (PFU/cell); PFU, plaque-forming unit.

(1)
Vanderbilt University Medical Center; Stevens LJ, et al. ASV 2021; Nidovirus Symposium 2021.
(2)
Rega Institute for Medical Research.
(3)
Utah State University.

The low nanomolar potency seen in the assays described above, in combination with the lack of toxicity observed in the host cells treated with PBI-0451 in the absence of virus, supports the potential for potent and selective inhibition of SARS-CoV-2 in vivo.

Nonclinical Pharmacology and Toxicology Information

PBI-0451 was characterized for non-clinical pharmacokinetics, pharmacodynamics, and safety, including general toxicology and potential effects on specific organ systems. PBI-0451 has demonstrated oral bioavailability in all species tested to date and a favorable pharmacokinetic (PK) profile. Overall, in nonclinical animal studies, PBI-0451 was capable of achieving and maintaining concentrations multiple-fold above the in vitro (biochemical and cellular) inhibitory concentrations (IC50 and IC90) against coronavirus proteases, including SARS-CoV-2, and has been observed to distribute into lung tissue. We currently have in vitro pharmacology and in vivo PK data in mice, rats, dogs and cynomolgus monkeys. Single and multiple doses of PBI-0451 have been administered to animals at doses ranging from 0.5 to 1000 mg/kg/day.

In a 14-day repeat dose GLP toxicity study in CD1 mice at doses of 20, 60, 120 or 240 mg/kg/day, the only PBI-0451 related finding was increased liver weights at the high dose, which was reversible, had no microscopic correlate, and was considered non-adverse. In a 14-day repeat dose GLP toxicology study in dogs at doses of 10, 20 and 30 mg/kg/day there were no test article-related findings. Within these studies, in safety pharmacology assessments PBI-0451 did not have clinically relevant effects on the cardiovascular, CNS, or respiratory systems. No adverse findings were observed clinically on gross necropsy or in chemistry and hematology in either mouse or dog studies. In in vitro studies PBI-0451 exhibited selectivity and was not observed to be genotoxic or phototoxic. In in vivo toxicology studies PBI-0451 was determined not to exhibit adverse findings at the highest doses tested.

Clinical Development Strategy

Our development program is designed to assess use of PBI-0451 both in the settings of treatment and prevention of coronaviral infections.

Phase 1 Clinical Trials

In August 2021, we initiated a first-in-human Phase 1 clinical trial of PBI-0451 in New Zealand. This Phase 1 clinical trial is a placebo-controlled, blinded, randomized, dose escalation study in up to 180 healthy volunteers. The primary objectives of the study were to evaluate the safety, tolerability, and pharmacokinetics of PBI-0451 after single and multiple ascending doses. This study also evaluated food effect screening and the drug-drug interaction potential of PBI-0451, including its pharmacokinetic profile upon its coadministration with ritonavir or midazolam. We intend to use clinical data from this first-in-human Phase 1 clinical trial to inform the dosing regimen for our subsequent clinical trials. Due to COVID-19 related constraints imposed in New Zealand in connection with an outbreak of SARs-CoV-2 at the time we commenced this Phase 1 clinical trial, the Phase 1 clinical trial progressed more slowly than planned. Dosing in this Phase 1 clinical trial has been completed.

Interim blinded safety data reported in March 2022, from our Phase 1 clinical trial oral administration of PBI-0451 for a duration of up to 10 days was observed to be generally well tolerated over a >20-fold single- and >14-fold multiple total daily dose range, with no treatment or study interruptions or discontinuations reported. No serious adverse events or deaths were reported. All treatment emergent adverse events, TEAEs, reported by the investigator were assessed as mild in severity and without evidence of relationship between dose/exposure and severity or frequency.

In interim pharmacokinetic data reported in March 2022, (i) PBI-0451 showed good oral bioavailability and a dose-proportional increase in exposure when administered with food; (ii) both 700 and 1050 mg BID doses of PBI-0451 showed the ability to achieve and maintain Ctrough concentrations above the plasma protein binding-adjusted EC90 (-374 ng/mL); and (iii) a lack of clinically significant drug-drug interaction due to P-gp/Cyp3A inhibition (with ritonavir) was observed, supporting use as a stand-alone agent and also potential use in broader patient population versus ritonavir-boosted drugs that have drug interaction restrictions. Based upon PK exposures observed in our Phase 1 clinical trial, we believe that PBI-0451 has the potential to provide clinical antiviral activity against SARS-CoV-2 as a stand-alone agent.

In December 2021, we filed an investigational new drug, IND, application for PBI-0451 with the U.S. Food and Drug Administration, FDA, which was cleared by the FDA in January 2022 and enables us to proceed with Phase 1 clinical development for PBI-0451 in the U.S. We currently anticipate conducting an additional Phase 1 clinical trial on food effect with tablets beginning in the first half of 2022 and may conduct other Phase 1 clinical trials under this IND through 2022. Potential Phase 1 clinical trials may include special population, relative bioavailability, food effect, drug-drug interaction and mass-balance/ADME clinical trials.

Potential Phase 2/3 Clinical Trial

SARS-CoV-2 Coronavirus Treatment Study

Subject to feedback and alignment with the FDA and certain other global regulators on clinical design, endpoints (primary and secondary), comparator, and other key study design elements, we plan to conduct a global randomized, double blinded, placebo-controlled registrational Phase 2/3 clinical trial of PBI-0451 for the treatment of COVID-19 in symptomatic non-hospitalized subjects with mild to moderate COVID-19 disease that are at increased risk of progressing to severe disease. Patients eligible for screening in this Phase 2/3 clinical trial are anticipated to be adult outpatients with symptoms of mild to moderate COVID-19 disease and a positive SARS-CoV-2 test result. These clinical trials will be aimed at assessing the potential to reduce hospitalizations due to COVID-19 and mortality from any cause as well as on a range of virological endpoints, including infectious virus. We will use regulatory guidance for the development of treatments for SARS-CoV-2 and seek advice from the FDA and other foreign regulatory agencies regarding the appropriate designs, primary and secondary endpoints and broader development strategy. Pending feedback and alignment from regulatory bodies, we expect to initiate the first of these clinical trials in mid-2022.

Additional Phase 3 Clinical Trials under Consideration: Post-Exposure Prophylaxis and Treatment in Subjects with Standard Risk

We believe that treatment of exposed contacts of persons diagnosed with SARS-CoV-2 infection can significantly impact the ongoing pandemic. Subjects enrolled in this clinical trial will be non-hospitalized adults (including people in residential care) without SARS-CoV-2 infection based on direct testing, but documented as exposed to people known to be infected with SARS-CoV-2. The primary objective of the study would be to determine the effectiveness of PBI-0451 to prevent infection with SARS-CoV-2 as documented by a positive direct test for SARS-CoV-2. Additionally, we are considering Phase 3 clinical trials for the treatment of adult symptomatic outpatients with mild to moderate COVID-19 that are not at high-risk of progressing to severe disease and possibly key subpopulations clinical trials, including individuals for whom ritonavir is contraindicated or individuals that are immunocompromised.

Clinical Supplies

We are currently conducting manufacturing campaigns at third-party contract manufacturers, or CMOs, that we believe will result in an inventory of PBI-0451 supply, including matching placebo, that is expected to satisfy the clinical trial material requirements for our ongoing and planned COVID-19 clinical trials. Additionally, we are engaged, through our contract manufacturers, in the optimization of the synthetic process and formulation for commercial scale manufacture of PBI-0451 should we succeed in the successful development of PBI-0451.

Next Gen and Additional Programs

Our near term focus is the development of antivirals targeting the coronaviral main protease. Upon selecting a compound that meets our target profile, we plan to initiate IND-enabling activities related to our next generation compound in the second half of 2022.

We believe that the SBDD platform we have used to target the main protease can also be applied to other targets. For example, certain classes of disease-modulating drug targets often have “opportunistic” cysteine residues in their active-site or allosteric binding pockets, which allow for covalent attachment of inhibitors, affording improved potency, selectivity, and duration of drug action. This targetable “cysteinome” has been mapped to produce therapeutic agents in the fields of kinases. The potential for our reversible-covalent warhead technology to engage reactive nucleophiles such as cysteine or serine residues potently, selectively, and persistently may thus enable us to target a wide variety of proteins including proteases, hydrolases, phosphatases, and transcription factors involved in pathologic conditions. This is currently being evaluated in early, discovery programs.

Competition

As a biopharmaceutical company, we face competition from a wide array of companies in the pharmaceutical and biotechnology industries. These include both small companies and large companies with much greater financial and technical resources and far longer operating histories than our own. We may also compete with the intellectual property, technology, and product development efforts of academic, governmental, and private research institutions. Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, engaging governmental agencies for funding and support, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of any product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval or authorization for their products more rapidly than we may obtain approval or authorization for ours and may commercialize products more quickly than we are able to. Our competitors may enter into government purchase agreements for their competitive products upon receiving conditional approval or emergency authorization, such as in the case with Pfizer and Merk, which given the limited resources of governments may prevent or limit our ability to enter into similar purchase agreements for PBI-0451, even if authorized.

There are numerous approaches that pharmaceutical companies and biotechnology companies are taking to address SARS-CoV-2 virus that has caused COVID-19 disease. These strategies include antibodies against SARS-CoV-2, anti-inflammatory therapeutics, vaccines (protein-based; RNA-based, DNA-based, viral-based), and antivirals (focused on replication, cell entry, or modulation of immunity). We are focused on developing a stand-alone oral protease inhibitor that does not require coadministration with ritonavir and prevents the replication of SARS-CoV-2 virus by preventing processing of the coronaviral polyprotein by the viral Mpro. PBI-0451 is intended to be delivered orally as a stand-alone therapy, which represents a potential competitive advantage to therapies that need to be administered by intravenous infusion in clinical settings or require co-dosing with ritonavir. PBI-0451, a small molecule therapeutic, is not expected to need cold storage required of several current treatment and prevention options currently approved, authorized or under investigation. In general, our therapeutic candidate may be differentiated from competitors based upon (1) the mechanism of action — e. g., inhibition of an obligate viral protease, (2) oral mode of delivery, (3) the ability to act as a stand-alone drug without requiring co-dosing with metabolic boosting agents such as ritonavir, and (4) relative lack of complexity of manufacturing, storage and distribution.

While the potential treatments and prophylaxis for COVID-19 continue to evolve, below is a select list of therapies that have received an EUA or approval from the FDA and as of early March 2022 were noted by The U.S. National Institute of Health (NIH) COVID-19 Treatment Guidelines Panel, or Panel, as preferred treatment option for nonhospitalized patients with mild to moderate COVID-19 who are at high risk of progressing to severe disease:

•
PAXLOVID™ (combination of nirmatrelvir (PF-07321332) tablets and ritonavir tablets) (Pfizer, Inc.). In December 2021, PAXLOVID received EUA from the FDA in nonhospitalized patients with mild to moderate COVID-19 who are at high risk of disease progression.
•
Sotrovimab (GlaxoSmithKline) is a recombinant human monoclonal antibody that is administered by single IV infusion. In May 2021, Sotrovimab received an EUA for the treatment of mild-to-moderate coronavirus disease 2019 (COVID-19) in adults and pediatric patients (12 years of age and older weighing at least 40 kg) with positive results of direct SARS-CoV-2 viral testing, and who are at high risk for progression to severe COVID-19, including hospitalization or death. In March 2022, the FDA excluded sotrovimab’s use in geographic regions where infection is likely to have been caused by a non-susceptible SARS-CoV-2 variant.
•
Remdesivir (GS-5734) (Gilead Sciences, Inc.), a purine nucleotide prodrug that is a polymerase inhibitor that targets the RNA-dependent RNA polymerase (RdRp) enzyme, that is administered by IV infusion received EUA authorization initially in May 2020 for hospitalized patients and subsequently was approved by the FDA to treat COVID-19 in nonhospitalized patients with mild to moderate COVID-19 who are at high risk of disease progression.
•
Bebtelovimab (Eli Lilly & Co.) is a neutralizing IgG1 monoclonal antibody that is administered by infusion in a medical setting. Bebtelovimab received an EUA as for treatment of mild-to-moderate COVID-19 in nonhospitalized patients with mild to moderate COVID-19 who are at high risk of disease progression. Bebtelovimab is listed as an alternative therapy by the Panel if none of the preferred therapies are available, feasible to deliver, or clinically appropriate.
•
Molnupiravir (EIDD-2801/MK-4482) (Ridgeback Biotherapeutics LP together with Merck & Co., Inc.), is an oral ribonucleoside analog for the viral RNA-dependent RNA polymerase allowing its incorporation into viral RNA associated with the accumulation of mutations within the viral RNA genome. In December 2021, molnupiravir received an EUA from the FDA for the treatment of mild-to-moderate coronavirus disease 2019 (COVID-19) in nonhospitalized patients with mild to moderate COVID-19 who are at high risk of disease progression. Mulnupiravir is listed as an alternative therapy by the Panel if none of the preferred therapies are available, feasible to deliver, or clinically appropriate.

Additionally, below is a list of certain other direct-acting, oral antiviral therapies that are currently in human clinical trials:

•
Ensitrelvir or S-217622 (Shionogi & Company Limited) is an oral main protease inhibitor that is currently in Phase 2/3 clinical trials and for which conditional approval is being sought in Japan.
•
EDP-235 (Enanta Pharmaceuticals, Inc.) is an oral main protease inhibitor that commenced a Phase 1 clinical trial in February 2022.
•
AT-527 (Atea Pharmaceuticals, Inc.), a viral polymerase inhibitor direct-acting antiviral drug candidate designed to inhibit viral replication by interfering with viral RNA polymerase, commenced a Phase 2 study in February 2021.
•
GS-5245 (Gilead Sciences, Inc.), an orally administered pro-drug modification of remdesivir, a polymerase inhibitor that also targets the RNA-dependent RNA polymerase (RdRp) enzyme, commenced a Phase 1 clinical trial in February 2022.

In addition, multiple vaccines have been developed for prevention of COVID-19. We view an oral antiviral approach as highly complementary to vaccine development, and a necessary component of preventing future outbreaks.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our therapeutic products, including our protease inhibitor compounds for the treatment of coronaviruses, including SARS-CoV-2. We seek to protect our proprietary compounds and methods of treatment for viral diseases using our viral protease inhibitors, alone and in combination with other therapeutic agents, in addition to dosage forms, dosing regimens and formulations for their administration, when and as our product candidates enter clinical trials. We also intend to seek protection on the manufacturing process used to produce our viral protease inhibitors. Our success also depends on our ability to operate without infringing, misappropriating or otherwise violating on the proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our proprietary rights.

Our policy is to seek to protect our proprietary position by filing U.S. patent applications and then at the appropriate time file foreign patent applications covering our proprietary technologies, inventions, and improvements that are important to the development and implementation of our business. As of March 15, 2022, we own two (2) issued patents, over nineteen (19) provisional patent applications, five (5) non-provisional U.S. patent applications, and two (2) Patent Cooperation Treaty, or PCT, filings and related foreign patent applications filed for our product candidate PBI-0451, other proprietary viral protease inhibitor compounds and other compounds of interest, which include composition of matter, pharmaceutical compositions, combination therapy, solid forms, formulation, process/manufacturing and methods of use, including treatment of coronaviruses, including SARS-CoV-2.

PBI-0451

We own six (6) patent application families that include patent claims relating to PBI-0451, one pending as an application under PCT, one issued U.S. patent, one continuation U.S. patent application, three (3) pending U.S. provisional patent application and related foreign patent applications in Argentina, Bangladesh, Brazil, China, India, Lebanon, Pakistan, Taiwan and United Kingdom. The PCT application is directed to pharmaceutical compositions, combination therapy and methods for the treatment of coronaviruses, including SARS-CoV-2, using PBI-0451. The issued U.S. patent is directed to a pharmaceutical compound. The expected year of expiration for the issued U.S. patent and for other patents issued from the PCT, if valid and enforceable, is 2041 without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws. The three (3) pending provisional patent applications are directed to solid forms, formulation and process/manufacturing. The expected year of expiration for patents issued from any PCT or non-provisional patent applications filed on the basis of these provisional patent applications, if valid and enforceable, is 2042, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

Platform and Discovery Pipeline Intellectual Property

As of March 15, 2022, we own one issued U.S. patent related to protease inhibitors, two (2) continuation U.S. patent applications, a pending PCT application and related foreign applications in Argentina, Bangladesh, Lebanon, Pakistan and Taiwan, two (2) pending non-provisional U.S. patent applications and over sixteen (16) provisional U.S. patent applications that include claims to pharmaceutical compositions, combination therapy and methods of use for viral infections, including viral infections caused by a coronavirus and other therapeutic indications and claims to our covalent warheads and related technologies. The expected year of expiration for patents issued from the PCT and non-provisional patent applications, if valid and enforceable, is 2041 without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws. The expected year of expiration for patents issued from any PCT or non-provisional patent applications filed on the basis of the provisional patent applications, if valid and enforceable, is 2042, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

Patent Term and Validity

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In most countries in which we currently plan to file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the USPTO (referred to as patent term adjustment). For example, the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval, only one patent covering an approved drug or its method of use may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

With respect to our owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any patents that have been granted, or may be granted to us in the future, will be commercially useful in protecting our platforms and drug candidates and the methods used to manufacture them.

Any of our issued patents including patents that we may rely on to protect our market for approved products, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the United States and other jurisdictions may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that may be granted on our patents or on third-party patents. The pharmaceutical and biotechnology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our protease inhibitors and the use of these compounds will depend on our success in enforcing patent claims that are granted or may be granted.

Commercialization

In May 2021, Mr. Brusky was hired to serve as our Chief Commercial Officer to develop our commercial go-to-market strategy and to initiate engagement with key external government and commercial partners. Current on-going commercial readiness activities include engagement with key government agencies in the US and globally in support of PBI-0451 development, manufacturing and potential procurement and stockpiling. In addition, critical path activities and planning to support potential commercialization of PBI-0451 in the event of EUA from the FDA and subsequent full marketing approvals are underway. However, given the stage of development of our lead asset, we have not yet invested significantly in our commercial infrastructure and global distribution capabilities. While we currently plan to establish our own commercial organization in the United States and potentially in other selected markets, we continue to consider and evaluate in each market the potential advantages and enhancements of our commercial capabilities that may be realized as a result of a collaboration between us and a pharmaceutical or other company.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of preclinical, nonclinical or clinical product candidates, nor do we have plans to develop or operate our own manufacturing operations in the near future. We currently rely upon third-party contract manufacturing organizations, or CMOs, to produce our product candidates for both preclinical, nonclinical and clinical use. We believe that any materials required for the manufacture of our product candidates could be obtained from more than one source.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, as well as in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, post-approval monitoring and reporting and export and import of drug products such as those we are developing.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. We, along with our vendors, collaboration partners, clinical research organizations, or CROs, clinical trial investigators, and CMOs will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct clinical trials or seek approval of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with the FDA’s good laboratory practice, or GLP, requirements and other applicable regulations;
•
submission to the FDA of an investigational new drug, or IND, application which must become effective before human clinical trials may begin and must be updated annually and when certain changes are made;
•
approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements, to establish the safety and efficacy of the product candidate for its proposed intended use;
•
submission to the FDA of a new drug application, or NDA, after completion of all pivotal trials;
•
payment of user fees for FDA review of the NDA;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities at which the drug will be produced to assess compliance with current good manufacturing practice, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
satisfactory completion of any FDA audits of the clinical trial sites that generated the data in support of the NDA to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety and toxicology studies. In the United States, the results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND application.

An IND application is a request for authorization from the FDA to administer an IND product to humans. The central focus of an IND application is on the general investigational plan and the protocol(s) for clinical trials. The IND application also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Some long-term preclinical testing may continue after the IND application is submitted. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

The clinical stage of development involves the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form that must be provided to each clinical trial subject before the clinical trial begins at that site and must monitor the study until completed.

The FDA, the IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Further, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Some clinical trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries. In the United States, information about applicable clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Human clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into a limited population of healthy human subjects, or in some cases, patients with the target disease or condition. These clinical trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, evaluate the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. Generally, two adequate and well-controlled Phase 3 clinical trials are required by the FDA for approval of an NDA.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA. Failure to exhibit due diligence with regard to conducting required Phase 4 clinical trials could result in withdrawal of approval for products.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life and to identify appropriate storage conditions for the product candidate.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other things, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible and in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Expanded Access

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

There is no requirement for a company to provide expanded access to its investigational product. However, if a company decides to make its investigational product available for expanded access, FDA reviews each request for expanded access and determines if treatment may proceed. Expanded access may be appropriate when all of the following criteria apply: the patient has a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context of the disease or condition to be treated; and providing the investigational product for the requested use will not interfere with the initiation, conduct, or completion of clinical investigations that could support marketing approval of the expanded access use or otherwise compromise the potential development of the expanded access use.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides an additional mechanism for patients with a life-threatening condition who have exhausted approved treatments and are unable to participate in clinical trials to access certain investigational products that have completed a Phase 1 clinical trial, are the subject of an active IND, and are undergoing investigation for FDA approval. Unlike the expanded access framework described above, the Right to Try Act does not require the FDA to review or approve requests for use of the investigational product. There is no obligation for a company to make its investigational products available to eligible patients under the Right to Try Act.

Under the FDCA, sponsors of one or more investigational products for the treatment of a serious disease or condition must make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study, or 15 days after the investigational drug receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other nonclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including clinical trials initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States.

The submission of an NDA is subject to the payment of substantial user fees under the Prescription Drug User Fee Act, or PDUFA, as amended; a waiver or reduction of such fees may be obtained under certain limited circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

In the United States, the FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the PDUFA guidelines that are currently in effect, the FDA has a goal of ten months from the date of filing of a standard NDA for a new molecular entity to review and act on the submission and six months from the filing date of an original NDA filed for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs and the review process is often extended by FDA requests for additional information or clarification.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After the FDA evaluates an NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations or restrictions on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing clinical trials. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include fast track designation, breakthrough therapy designation, priority review and accelerated approval.

New drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development and the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted upon satisfaction of certain conditions.

In addition, a new drug may be eligible for breakthrough therapy designation if the product candidate is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product, alone or in combination with one or more other products, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1, and FDA organizational commitment to expedite development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with a fast track or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A drug is eligible for priority review if it is intended to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review original NDAs with priority review designations within six months of the filing date as compared to ten months for review of NDAs under standard review.

In addition, a product may be eligible for accelerated approval. Drugs intended to treat a serious or life-threatening disease or condition that generally provides a meaningful therapeutic advantage to patients over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a diligent manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Pediatric Information

Under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or clinical trials that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric clinical trials along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Post-approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

Drug manufacturers and their subcontractors involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon drug manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Manufacturers and other parties in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
holds on clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved NDAs, or suspension or revocation of product approvals;
•
product recall, seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses of approved products. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict marketers’ communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Emergency Use Authorization

The Secretary of Health and Human Services may authorize unapproved medical products to be marketed in the context of an actual or potential emergency that has been designated by the U.S. government. The COVID-19 pandemic has been designated as such a national emergency. After an emergency has been announced, the Secretary of Health and Human Services may authorize the issuance of and the FDA Commissioner may issue EUAs for the use of specific products based on criteria established by the FDCA, including that the product at issue may be effective in diagnosing, treating, or preventing serious or life-threatening diseases when there are no adequate, approved, and available alternatives. An EUA is subject to additional conditions and restrictions and is product-specific. An EUA terminates when the emergency determination underlying the EUA terminates. An EUA is not a long-term alternative to obtaining FDA approval, licensure, or clearance for a product. The FDA may revoke an EUA for a variety of reasons, including where it is determined that the underlying health emergency no longer exists or warrants such authorization, so it is not possible to predict how long an EUA may remain in place.

United States Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of our clinical trials and other factors involved in the filing of the relevant NDA.

Regulatory exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA also provides three years of marketing exclusivity for an NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b) NDAs for drugs containing the original active agent for the other conditions of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical and nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, or the FCA, which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:

•
The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but such exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;
•
The federal civil and criminal false claims laws, including the FCA, and civil monetary penalty laws, which prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using or causing to be made or used a false record or statement, including providing inaccurate billing or coding information to customers or promoting a product off-label, material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the federal government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;
•
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, or ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, covered manufacturers also are required to report information regarding their payments and other transfers of value to physician assistants, and nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;

•
Federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•
Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted, including:

•
On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.

On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be reinstated in the future. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products.

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the U.S. Department of Health and Human Services, or HHS, to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed, and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees

As of December 31, 2021, we had thirty (30) full-time employees, including eleven (11) employees with M.D., Ph.D. or PharmD degrees. Of these full-time employees, fourteen (14) employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We have, since our inception, worked to create a high-performing, inclusive and diverse workforce, which is a core element of our operating culture. We have deliberately sought to secure top talent with a diversity of thought, experiences and backgrounds who are committed to making a difference in the lives of patients. We believe that, by embracing differences, we have a unique advantage in challenging the status quo to apply innovative thinking to the current pandemic. As of December 31, 2021, our workforce was approximately 50% women and approximately 43% Asian, Hispanic, Latino, Black or African American, and our senior leadership was 29% women or minorities.

Human Capital

We believe that our single most important asset that differentiates us now and into the future is our employees. Our human capital resource objectives include finding and attracting the best talent and inspiring them to bring their best to us each and every day. We strive to achieve these objectives through competitive compensation programs and cutting-edge benefits that are intended to meet employees where they are. Our culture underpins all that we do and is anchored in our core values of (i) lead with humility, respecting the diversity that makes us stronger, and encourage open and inclusive debate, (ii) being a change-maker, by solving problems through experience, expertise, resilience and ingenuity, (iii) innovating with integrity, and (iv) cultivating our chemistry through teamwork and accountability. We strive to be inclusive and diverse in thought, action and in the people who join us.

Corporate and Other Information

The mailing address of our principal executive office is 2173 Salk Avenue, Suite 250, PMB#052, Carlsbad, California 92008, and our telephone number is 415-649-8758. Our corporate website address is https://pardesbio.com and we regularly post copies of our press releases as well as additional information about us on our website. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (SEC). Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report, including our consolidated financial statements and the related notes included in this Annual Report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our securities. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, the business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See the section titled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to our Business

We have a limited operating history and no history of successfully developing or commercializing any approved therapeutic products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability and ability to generate revenue and become profitable in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, developing our technology and identifying and developing our product candidate, PBI-0451, and conducting nonclinical studies and a Phase 1 clinical trial of our product candidate, PBI-0451. We have not yet demonstrated our ability to complete any early-stage, late-stage or pivotal clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization or arrange for third parties to do these activities on our behalf. Investment in biotechnology and pharmaceutical product development is highly speculative because it entails substantial upfront expenditures in contract research organizations, or CROs, and contract manufacturing organizations, or CMOs, and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. If we successfully develop a product candidate, we will eventually need to transition from a company with a research and development focus to a company capable of supporting late-stage and commercial activities. We may not be successful in this transition. For example, we may need to rapidly develop our commercialization capabilities if PBI-0451 is approved for the treatment of SARS-CoV-2 or receives emergency use authorization.

PBI-0451, our lead product candidate, is in Phase 1 clinical development. We do not expect to receive revenue from PBI-0451 until we obtain initial Emergency Use Authorization, or EUA, or full marketing approvals, if ever. To date, we have not generated any revenue and we will not be able to generate product revenue unless and until PBI-0451, or any other product candidate, successfully completes clinical trials, receives EUA and is made available, or receives regulatory approval, and is commercialized. We may seek to obtain revenue from collaboration or licensing agreements with third parties or funding from government sources. Our ability to generate future product revenue from PBI-0451 or any other product candidates also depends on a number of additional factors, including our or our future collaborators’ (if any) ability to:

•
successfully complete nonclinical studies and clinical trials for PBI-0451 and any other product candidates;
•
conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates if we are required by the U.S. Food and Drug Administration, or the FDA, or similar foreign regulatory authorities;
•
to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety and efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;
•
seek and obtain marketing approvals for any product candidates that complete clinical development;

•
establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;
•
launch and commercialize any product candidates for which we obtain marketing approval, and, if launched independently, successfully establish a sales, marketing and distribution infrastructure;
•
demonstrate the necessary safety data post-approval to ensure continued regulatory approval;
•
demonstrate the actual and perceived benefits of PBI-0451, if approved, relative to existing and future alternative therapies for COVID-19 based upon availability, cost, risk profile, drug-drug interactions, side effects and efficacy;
•
obtain coverage and adequate product reimbursement from third-party payors, including government payors;
•
achieve market acceptance for any approved products;
•
address any competing technological and market developments;
•
negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter in the future and performing our obligations in such collaborations;
•
establish, maintain, protect and enforce our intellectual property rights; and
•
attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with biopharmaceutical product development, including that our product candidates may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA, or comparable foreign regulatory authorities in other jurisdictions where we may pursue regulatory approval, or comparable foreign regulatory authorities, to perform nonclinical studies or clinical trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing any approved product.

If we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in our value also could cause you to lose all or part of your investment.

We have incurred significant losses since our inception and expects to incur losses for the foreseeable future.

To date, we have devoted almost all of our financial resources to research and development, including preclinical and clinical development activities, and we expect to continue to incur significant research and development and other expenses related to our ongoing operations and the development of our lead therapeutic candidate, PBI-0451. As a result, we are not profitable and has incurred significant losses since our inception in February 2020. For the period February 27, 2020 (inception) through December 31, 2020, we reported net losses of $13.0 million. For the twelve months ended December 31, 2021, we reported a net loss of $38.5 million. As of December 31, 2021, we had an accumulated deficit of $51.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we seek to advance PBI-0451 through clinical development, continue preclinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our product candidates.

Even if we succeed in commercializing PBI-0451 or any other product candidates, we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business for any reason, including as a result of the Coronavirus Disease 19, or COVID-19 pandemic. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of PBI-0451 or any other product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance PBI-0451 through clinical development.

As of December 31, 2021, we had $268.7 million of cash and cash equivalents. We believe our existing cash and cash equivalents will fund our current planned operations into the second half of 2023. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of nonclinical studies and anticipated clinical trials for PBI-0451 or any other product candidates we may develop;
•
any COVID-19 related delays or other effects the disease progression may have on our development programs;
•
the outcome, timing and cost of seeking and obtaining an EUA or regulatory approval from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or require our clinical trial designs to differ from those currently contemplated;
•
the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•
the effect of competing technological, such as vaccines, antibody therapies or other oral antivirals, the status of the current pandemic, and market developments;
•
market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;
•
the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
•
the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial-scale manufacturing;
•
the stability, scale, yield and cost of manufacturing our product candidates for clinical trials, in preparation for an EUA, regulatory approval and in preparation for commercialization;
•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize;
•
the ability to establish, nature, and timing of potential partnerships around current or future PBI-0451 assets; and
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, government funding, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we could be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We are heavily dependent on the success of PBI-0451, our lead product candidate.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our lead product candidate, PBI-0451. Accordingly, our business and future success currently depends heavily on the successful development, regulatory approval, and commercialization of PBI-0451 for treatment of coronaviruses, including the coronavirus that causes COVID-19. Our development of PBI-0451 for the treatment of COVID-19 is in early clinical stage of development. We cannot be certain that PBI-0451 will successfully commence or complete later staged clinical trials, receive an EUA or regulatory approval or be successfully commercialized even if we receive regulatory approval. If we are required to discontinue development of PBI-0451 or if PBI-0451 does not receive EUA or regulatory approval or fails to achieve significant market acceptance, we would be substantially delayed in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labelling, approval, sale, marketing, and distribution of PBI-0451 is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Failure to obtain regulatory approval for PBI-0451 will prevent us from commercializing and marketing PBI-0451.

Further, our future clinical trials of PBI-0451 may not be able to replicate the results from our preclinical and nonclinical studies of PBI-0451. To the extent any of foregoing has not occurred, our expected development time and development costs for PBI-0451 may be increased.

Even if we are able to successfully obtain an EUA or approval from the FDA or comparable foreign regulatory authorities for PBI-0451, any EUA or approval might contain significant limitations related to use, including limitations on the stage of disease PBI-0451 is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if we obtain regulatory approval for PBI-0451, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize PBI-0451, we may not be able to generate sufficient revenue to continue our business.

If we are not successful in discovering, developing, receiving regulatory approval for and commercializing PBI-0451 or other product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Our clinical development efforts are in an early stage. In August 2021, we initiated our first-in-human, Phase 1 clinical trial of PBI-0451 in New Zealand. Although we plan to devote a majority of our current resources to the continued clinical testing and potential approval of PBI-0451 for the treatment of SARS-CoV-2 infection, another key element of our strategy is to discover, develop and commercialize a broader portfolio of products. We are currently intending to do so through our internal discovery programs, but our resources are limited, and those resources that we have available have been and are largely geared towards preclinical and nonclinical testing, clinically enabling studies and clinical development of PBI-0451, including our Phase 1 clinical trial and potential Phase 2/3 clinical trials in patients anticipated to begin in mid-2022, pending discussions with regulatory authorities. We may also explore strategic collaborations for the development of both PBI-0451 as well as new product candidates, but we may not be successful in entering into such relationships. Other than PBI-0451, we have no product candidates in the clinical stage of development. Research programs to identify additional product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

•
the research methodology used may not be successful in identifying potential product candidates;
•
competitors may develop alternatives that render our product candidates obsolete or less attractive;
•
a product candidate may, on further clinical trials, be shown to have harmful side effects, toxicities, be unable to achieve clinically relevant concentration after dosing or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and
•
intellectual property, patents or other proprietary rights of third parties may cover the product candidates that we develop or potentially block our entry into certain markets or make such entry economically impracticable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed, and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidates.

Nonclinical development is uncertain. Our nonclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize our drug candidates on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new drug candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a drug candidate, we must complete extensive nonclinical studies that support our planned INDs or clinical trial applications, or CTAs, in the United States and other countries, respectively. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical trials in support of an IND in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

Conducting nonclinical testing is a complex, lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can take several years or more per program. Delays associated with programs for which we are directly conducting nonclinical studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the studies of certain programs that are the responsibility of potential future partners, if any, over which we have no control. The commencement and rate of completion of nonclinical studies for a drug candidate may be delayed by many factors, including:

•
inability or failure by us or third parties to comply with regulatory requirements, including the requirements of GLP;
•
inability to generate sufficient nonclinical or other in vivo or in vitro data to support the initiation of clinical trials;
•
delays in reaching a consensus with regulatory agencies on clinical trial design and obtaining regulatory authorization to commence clinical trials;
•
challenges in obtaining sufficient quantities of our drug candidates for use in nonclinical studies from third-party suppliers on a timely basis;
•
delays due to the ongoing COVID-19 pandemic, including due to reduced workforce productivity as a result of our implementation of a hybrid work-from-home policy or illness among personnel, or due to delays at our third-party contract research organizations throughout the world for similar reasons or due to restrictions imposed by applicable governmental authorities; and
•
delays due to other global-scale potentially catastrophic events, including other pandemics, terrorism, war (including Russia’s invasion into Ukraine), and climate changes.

Moreover, even if candidates from our drug programs advance into clinical trials, our development efforts may not be successful, and clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety or efficacy to obtain the requisite regulatory approvals for any drug candidates we develop. Even if we obtain positive results from nonclinical studies or initial clinical trials, we may not achieve the same success in future trials.

PBI-0451 and any other product candidates must undergo rigorous clinical trials and regulatory approvals, and results from early nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials.

PBI-0451 and any other product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities. The approval process is typically lengthy and expensive, and approval is never certain. We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our clinical trials may not demonstrate that our potential products, including PBI-0451, will be active, safe or effective or achieve sufficient exposure to be of clinical benefit. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in earlier nonclinical studies and earlier-stage clinical trials does not ensure that later nonclinical studies or clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether our results may support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval. Historically there is a high failure rate for drugs proceeding through clinical trials at every stage. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of development of our product candidates. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

While not currently planned, our future clinical trials may use an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Our subsequent clinical trials may reveal significant adverse events not seen in our earlier clinical trials or preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical and nonclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our preclinical and nonclinical studies and clinical trials demonstrate a safety concern associated with our product candidates, we may be prevented or delayed in obtaining authorization to initiate clinical trials. Additionally, if the results of our preclinical and nonclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies, nonclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies, nonclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our product candidates.

We contract with third-party CMOs to make our drug substance and drug product to support current and planned clinical trials and for commercial sale, if approved. We will need to negotiate and maintain contractual arrangements with these CMOs for the supply of PBI-0451 and our future product candidates and we may not be able to do so on favorable terms. Most of our CMOs are outside the United States. Our CMOs may not be able to adopt, adapt or scale up the manufacturing process in a timely manner to support our future clinical trials. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

•
failure to meet acceptance criteria;
•
the manufacturing process is susceptible to product loss due to equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions.
•
the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, changes in manufacturing lines, labor and raw material shortages, financial difficulties of our contract manufacturers, natural disasters, power failures, local political unrest, politically driven embargoes or trade agreements affecting supply of raw materials, and numerous other factors; and
•
any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more expensive manufacturing alternatives.

Manufacturers sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for preclinical studies, nonclinical studies and early clinical trials to a validated process needed for pivotal clinical trials and commercial launch. These problems include failure to meet target production costs and yields, sub-par quality control testing, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any product quality issues relating to the manufacture of PBI-0451 or any other product candidates will not occur in the future.

We do not have and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or filled drug product for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether.

We may develop product candidates in combination with other therapies, which exposes it to additional risks.

We may develop product candidates in combination with other product candidates or existing therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used in antiviral treatments, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than currently anticipated. This could result in our own products being removed from the market or being less successful commercially. Currently, we intend to progress PBI-0451 clinical development as a stand-alone therapy.

We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We will not be able to market and sell the product candidates we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market the product candidates we develop.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of December 31, 2021, we had thirty (30) full-time employees. As we continue development and pursues the potential commercialization of our product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We must attract and retain highly skilled employees to succeed. If we are not able to retain our current team or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We are dependent on the members of our management team and our scientific and commercial advisors for our business success, including our Chief Executive Officer, Thomas G. Wiggans, our Chief Scientific Officer, Lee D. Arnold, Ph.D., our Chief Development Officer, Brian P. Kearney, PharmD, our Chief Commercial Officer, Sean P. Brusky, our Chief Business & Strategy Officer, Philippe Tinmouth, our General Counsel and Corporate Secretary, Elizabeth H. Lacy, and our Chief Financial Officer, Heidi Henson. We do not maintain “key person” insurance for any of our key personnel. An important element of our strategy is to take advantage of the research and development expertise of our current management. We currently have employment agreements with all of our executive officers. Our employment agreements with our executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of our executive officers could result in a significant loss in the knowledge and experience that we, as an organization, possesses and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.

There is intense competition for qualified personnel, including management in the technical fields in which we operate and we may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of our product candidates. In particular, we have experienced a very competitive hiring environment in California, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we can offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the law or regulation, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws enforced by the FDA and comparable foreign regulatory authorities, fails to provide true, complete and accurate information to the FDA and comparable foreign regulatory authorities, fails to comply with manufacturing standards we have established, fails to comply with healthcare fraud and abuse laws in the United States and similar foreign laws, or fails to report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begins commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are also likely to increase. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. These laws may impact, among other things, our future activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. If any such actions are instituted against us, and we are not successful in defending ourself or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourself or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including significant competition for recruiting patients with COVID-19 in clinical trials, the availability of other therapies and currently declining infection rates.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials.

Factors that may generally affect patient enrollment include:

•
the size and nature of the patient population;
•
the number and location of clinical sites where patients are to be enrolled;
•
the eligibility and exclusion criteria for the trial;
•
the design of the clinical trial;
•
the inability to obtain and maintain patient consents;
•
the risk that enrolled participants will drop out before completion;
•
the declining infection rates for SARS-CoV-2;
•
competition with other companies for clinical sites or patients and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new products that may be authorized or approved for the indications we are investigating; and
•
other factors outside of our control, such as the ongoing and evolving nature of the COVID-19 pandemic.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or similar areas, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or use other available therapies. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

In addition, if any significant adverse events or other side effects are observed in any of our current or planned clinical trials, recruitment of patients to our clinical trials may be more difficult for us and patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, which would increase our costs and have an adverse effect on us.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

The biotechnology and pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology and pharmaceutical companies and universities and other research institutions. A number of pharmaceutical companies, as well as large and small biotechnology and biopharmaceutical companies are pursuing the development or marketing of pharmaceuticals or other drug products that target SARS-CoV-2 viral infections or COVID-19 disease and other therapeutic indications that we may pursue. It is also probable that the number of companies seeking to develop products and therapies for the treatment of SARS-CoV-2 virus and other coronaviruses will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical or medicinal products and in obtaining regulatory approvals of human therapeutic products. Some of our competitors have been granted EUAs with respect to their investigational products for COVID-19, which allows for use of such therapies outside of clinical trials and sales to governments while clinical trials are ongoing and prior to approval by the FDA. Accordingly, our competitors may succeed in obtaining FDA approval for competing products sooner than we are able to obtain approval. Additionally, some competitors have also received regulatory approval from the FDA for their products for the treatment or prevention of COVID-19. Some competitors have also entered into procurement and supply agreements with governments that may impact our ability to enter into similar agreements. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in ours or related parties’ cyber security.

We commenced operations in February 2020 at the beginning of the COVID-19 pandemic and the commencement of stay-at-home orders by the State of California. As a result, all employees work remotely, and we have not established any physical location. We continuously review and assess the adequacy of our internal computer security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations.

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and other malware, unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes and earthquakes), terrorism, war, fire and telecommunication or electrical failures. In the ordinary course of our business, we directly or indirectly collect, store and transmit sensitive data, including intellectual property, confidential information, preclinical data, proprietary business information, personal data and, upon entering the clinic, clinical trial data and personally identifiable health information of our clinical trial subjects, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants.

If a security incident were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical studies, nonclinical or clinical trial data from completed, ongoing or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

While we have not, to our knowledge, experienced any such material system failure or security breach of our internal systems to date, some of our documents and data were compromised and taken as a result of a hack of a file transfer vendor used by one of our service providers in 2021. While this security incident did not result in a loss of, or damage to data, our confidential information could prematurely be disclosed by third parties. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed, and the further development and commercialization of our product candidates could be hindered or delayed.

Our business may be impacted by political events, war, terrorism, business interruptions and other geopolitical events and uncertainties beyond our control.

War, terrorism, geopolitical uncertainties and other business interruptions could cause damage to disrupt or cancel the conduct of our planned Phase 2/3 clinical trials on a global or regional basis, which could have a material adverse effect on our business, clinical sites or vendors with which we do business. Such events could also decrease patient demand to enroll in our clinical trials or make it difficult or impossible for us to deliver products and services to our clinical investigational sites. In addition, territorial invasions can lead to cybersecurity attacks on companies, such as ours, located far outside of the conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Russia or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials or result in material implications for our business.

We might not be able to utilize a significant portion of our U.S. NOL carryforwards and U.S. research and development tax credit carryforwards.

As of December 31, 2021, we had U.S. federal and state NOL carryforwards of approximately $41.0 million and $0.6 million, respectively, and federal and state research and development tax credit carryforwards of zero and $52,000, respectively. Our federal NOL carryforwards do not expire. If not utilized, such state NOL carryforwards and state research and development tax credits will expire at various dates beginning in 2036. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, unused losses generated in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely, and generally may not be carried back to prior taxable years, except that, under the CARES Act a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 is permitted. Additionally, for taxable years beginning after December 31, 2017, the deductibility of such U.S. federal NOLs is limited to 80% of our taxable income in any future taxable year. In addition, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of the Business Combination and subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of U.S. federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which will delay the deductibility of these expenses and potentially increase the amount of cash taxes we pay, if any.

We use and generate materials that may expose us to material liability.

Our research programs involve the use of hazardous materials and chemicals, which are currently only handled by third parties. We are subject to foreign, federal, state and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage and disposal of hazardous materials and waste products. We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our workers’ compensation, property and business interruption insurance and we may not be able to maintain insurance on acceptable terms, if at all. We currently carry no insurance specifically covering environmental claims.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, clinical trials, workers’ compensation, umbrella, and directors’ and officers’ insurance.

Any product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

We also expect that, given our stage of development and intended therapeutic indication, operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs and retention levels to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations.

Risks Related to COVID-19

PBI-0451, our lead candidate is currently in a Phase 1 clinical trial and has not commenced clinical trials on efficacy. Accordingly, there is significant uncertainty around the development of PBI-0451 as a potential treatment for coronavirus generally, and SARS-CoV-2 infections and COVID-19 specifically.

In August 2021, we initiated our first-in-human Phase 1 clinical trial of PBI-0451 in healthy adults in New Zealand and anticipate commencing a Phase 2/3 clinical trial in mid-2022. Given the early stage of development, there is significant uncertainty whether PBI-0451 can be successfully developed as a potential treatment or prevention for SARS-CoV-2 infections. We have committed and plan to continue to commit significant financial and personnel resources to the development of PBI-0451. We seek to develop PBI-0451 as a potential treatment and prevention for SARS-CoV-2 infections, and the current circulating strains of SARS-CoV-2 that remain highly conserved in the binding region of PBI-0451. However, it is unknown if resistant variants may arise in the future that may reduce the activity of PBI-0451 against the SARS-CoV-2 Mpro.

Further, while we hope to develop PBI-0451 and explore the effectiveness of PBI-0451 and/or additional potential therapies against other or future coronaviruses in addition to SARS-CoV-2, we cannot be certain this will be the case. If our potential therapies are not effective against SARS-CoV-2 or other coronaviruses, the value and/or sales potential of these therapies may be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective, and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that PBI-0451 or our other product candidates, if approved, will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related drug candidate, either in the United States or abroad.

We will also need to enter into manufacturing arrangements in the future in order to create a supply chain for our drug candidates that can adequately support demand. Even if we are successful in developing and manufacturing an effective treatment for SARS-CoV-2 infections, the SARS-CoV-2 virus could develop resistance to our treatments, which could affect any long-term demand or sales potential for these potential therapies.

COVID-19 continues to cause significant morbidity and mortality globally. The number of infections, and the morbidity associated with those infections, however, change continuously. As a result, we may find enrollment of patients for clinical trials a challenge, and/or may find that the severity of disease declines over time such that the number of patients required to demonstrate statistically significant improvements in endpoints related to morbidity and mortality are a challenge to enroll. If enrollment is delayed or takes longer than expected this could impact our ability to seek an EUA while the pathway is available and could delay the collection of data sufficient to meet our endpoints and seek marketing approval.

While there is currently an urgent need for a treatment for SARS-CoV-2 infections, the longevity and extent of the COVID-19 pandemic caused by SARS-CoV-2 is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the availability of vaccines, or otherwise, the need for a treatment could decrease significantly. A decrease in morbidity or mortality rates due to prior infection or vaccination immunity or due to variants that cause less severe disease, could lessen the demand for treatments.

As a result of the number of infections, and the morbidity associated with SARS-CoV-2 infections changing continuously, we may find enrollment of patients for clinical trials a challenge, and/or may find that the severity of disease declines over time such that the number of patients required to demonstrate statistically significant improvements in endpoints related to morbidity and mortality are a challenge to enroll. If enrollment is delayed or takes longer than expected this could impact our ability to seek an EUA while the pathway is available and could delay the collection of data sufficient to meet our endpoints and seek marketing approval.

If SARS-CoV-2 evolves into a benign variant and no further pathogenic variants of SARS-CoV-2 or other coronaviruses emerge over the next few years, then commercial, clinical and patient interest in oral antivirals may decline. If the need for a treatment decreases before or soon after commercialization of PBI-0451, if approved, or additional treatments and preventative measures for SARS-CoV-2 infections are developed and commercialized before PBI-0451, thereby reducing the eligible patient population for treatment, our business and prospects could be adversely impacted.

PBI-0451 may face significant competition from other treatments for SARS-CoV-2 infections that are in development. If our competitors develop and market products faster or that are more effective, safer or less expensive than the drug candidates we develop, our commercial opportunities will be negatively impacted.

Many biotechnology and pharmaceutical companies are developing or have approved or authorized treatments for SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities and some of our competitors have obtained regulatory approvals or an EUA for their products and have entered into U.S. government procurement contracts and funding. Additionally, a number of DAAs with oral route of administration are in development by other pharmaceutical and biopharmaceutical companies. For example, in December 2021, Pfizer, Inc. received an EUA for its direct acting antiviral candidate, PAXLOVID™ (nirmatrelvir (PF-07321332) tablets and ritonavir tablets)) for the treatment of mild to moderate COVID-19 in patients at high risk of hospitalizations or death and has entered into various government procurement contracts. A number of additional clinical and preclinical stage programs, including monoclonal antibodies and other treatment options, are moving forward to potential EUA or approval. Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition that would negatively impact our commercial opportunity.

If any other company develops treatments more rapidly or effectively than we do, develops a treatment that becomes the standard of care, develops a treatment at a lower cost, develops a treatment with a more convenient or preferred route of administration or is more successful at commercializing an approved treatment, we may not be able to successfully commercialize PBI-0451 for the treatment of SARS-CoV-2 infection, even if approved, or compete with other treatments or vaccines, which could adversely impact our business and operations and our ability to raise funds. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, including gaining exclusivity for their competing products on formularies thereby excluding our products from such formularies, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain marketing approval for their products more rapidly than we may obtain approval for our product candidates (if at all), which could result in our competitors establishing a strong market position before we are able to enter the market (if ever). Even if the drug candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products, resulting in reduced competitiveness.

Our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for SARS-CoV-2 infections, if approved, could also be impacted by the success or failure of other entities, or perceived success or failure of other entities’ therapeutic candidates. We may expend resources in anticipation of clinical trials and potential commercialization of PBI-0451, which we may not be able to recover if PBI-0451 is not approved for the treatment of SARS-CoV-2 or we are not successful at commercializing PBI-0451.

We believe that there is an urgent unmet need for effective SARS-CoV-2 treatments. If interim data from our proposed Phase 2 clinical trial in SARS-CoV-2 infected patients is positive, we may pursue certain expedited development, review and approval programs offered by the FDA, to sponsors of drugs designed to treat serious diseases and conditions. These programs may offer the potential for a more rapid approval and commercialization process than traditional FDA review pathways. Although we believe that if our Phase 1 and proposed Phase 2/3 trials of PBI-0451 for the treatment and prevention of SARS-CoV-2 infection in patients with mild to moderate (non-hospitalized) COVID-19 disease are successful, we may be able to seek an EUA and/or to submit an NDA seeking accelerated approval of PBI-0451, we have not yet discussed the design of potential registration-enabling clinical trials or potential registration pathways with the FDA or other regulatory authorities, and there is no guarantee that the FDA or other regulatory authorities will agree with any strategy we may propose or determine that an EUA or accelerated approval is appropriate. However, to prepare for the possibility that we may be required to develop and rapidly commercialize PBI-0451, we may enter into agreements with, and make payments to CMOs prior to obtaining any approval to market PBI-0451 for the treatment of SARS-CoV-2 infections. As a result, we may not be able to recover these costs if PBI-0451 is not approved, which could have a material adverse effect on our business.

We currently expect that the market for a treatment and prevention of SARS-CoV-2 infections will be large. It is not certain that any CMOs retained to manufacture PBI-0451 will be able to meet any commercial demand for PBI-0451. If we are unable to meet commercial demand, we may not be able to fully capitalize on the commercial potential of PBI-0451, which could have an adverse effect on our business.

Furthermore, we as an organization have never commercialized a product and may not be successful in establishing the capabilities required for commercialization. In order to commercialize PBI-0451, we will need to rapidly establish and build sales, market access, medical affairs, and marketing capabilities prior to obtaining approval to market PBI-0451. If we do not obtain authorization or approval for PBI-0451, we will have expended those resources prematurely, and our business could be adversely affected.

There has also been significant media coverage regarding the pricing of vaccines and treatments for COVID-19. For example, Gilead Sciences, Inc. has come under scrutiny regarding its pricing of remdesivir, after having donated its initial supply of the drug. Pricing for drugs to treat COVID-19 continues to evolve, and we cannot be certain of the factors that will determine the sales price of PBI-0451, if approved. If we are unable to sell PBI-0451 at a sufficient price point, our ability to commercialize PBI-0451, if approved, may be adversely affected.

COVID-19 may materially and adversely affect our business and financial results.

In December 2019, SARS-CoV-2 surfaced in China. Since then, SARS-CoV-2 and the resulting COVID-19 disease has spread globally. In the United States, travel bans, and government stay-at-home orders have caused widespread disruption in business operations and economic activity. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to disruptions in the U.S. economy. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, all of our employees currently work-from-home. Many of our third-party collaborators, such as our CMOs, contract research organizations, or CROs, suppliers and others, have taken similar precautionary measures. As certain countries have reopened, they have experienced a new surge of infections and have in some areas reinstated stay at home orders and other containment measures. Efforts to re-open are likely to take a significant amount of time, require additional resources to implement social-distancing and other containment measures, or may not be successful. These measures may disrupt our business and our current and proposed clinical program and timelines.

As a result of the COVID-19 pandemic, we may experience additional disruptions that could severely impact our business, preclinical studies, nonclinical studies and clinical trials, including:

•
delays or difficulties in enrolling subjects in a clinical trial, including rapidly evolving treatment paradigms, and subjects that may not be able to comply with clinical trial protocols if quarantines impede subject movement or interrupt healthcare services;
•
difficulties in enrolling subjects due to the number of competing therapies that are approved, authorized or being tested for COVID-19;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators, and clinical site staff, or the overwork of existing investigators and staff;
•
diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;
•
interruptions or delays in preclinical studies, nonclinical studies or clinical trials due to restricted or limited operations at research and development laboratory facilities;
•
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state or provincial governments, employers and others or interruption of clinical trial subject visits and clinical trial procedures which may impact the integrity of subject data and clinical trial endpoints;
•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•
delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•
interruption of or delays in receiving the supplies and materials needed to conduct preclinical studies, nonclinical studies and clinical trials;
•
interruption in global shipping that may affect the transport of preclinical and clinical trial materials, such as investigational drug product;
•
changes in local regulations as part of a response to the evolving COVID-19 outbreak that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
interruption or delays in the operations of the FDA or other regulatory authorities which may impact review and approval timelines;
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
the refusal of the FDA or other regulators to accept data from clinical trials in SARS-CoV-2 affected geographies.

As a result, the expected timeline for data readouts of our clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect and delay our ability to obtain regulatory approvals for PBI-0451, increase our operating expenses, and have a material adverse effect on our financial condition. We may also experience interruption of or delays in receiving the supplies and materials needed to conduct clinical trials. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received EUA by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Moreover, SARS-CoV-2 is a novel pathogen, and information regarding the symptoms, progression, and spread of COVID-19 continues to rapidly evolve, which may present additional challenges for the conduct of our clinical trials in COVID-19 patients. For example, COVID-19 patients have presented with a wide range of symptoms and side effects, which may make it more difficult for clinical trial investigators to determine whether any adverse events observed in our clinical trials are related to PBI-0451 or are consistent with the underlying disease. Any increase in the severity or incidence of adverse events deemed to be related to PBI-0451 could delay or prevent our regulatory approval, which could have a material adverse effect on our financial condition.

The impact to our operations due to the COVID-19 pandemic could be severe and could negatively affect our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, the pandemic may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those relating to our clinical trial timelines, our ability to enroll subjects for clinical trials and obtain materials that are required for the production of our product candidates, and our ability to raise capital.

Risks Related to Government Regulation

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for PBI-0451 or any other product candidate would substantially harm our business.

The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of nonclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application.

PBI-0451 or our other product candidates could fail to receive regulatory approval from the FDA or comparable foreign regulatory authority for many reasons, including:

•
disagreement with the design or implementation of our clinical trials, including selection of an active versus placebo comparator;
•
failure to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authority that a product candidate is safe and effective for its proposed indication;
•
failure of clinical trials to meet the level of statistical significance required for approval;
•
failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
disagreement with our interpretation of data from nonclinical studies or clinical trials;
•
the insufficiency of data collected from clinical trials of our product candidates to support the submission of an NDA or other comparable submission to a foreign regulatory authority or to obtain regulatory approval in the United States or elsewhere;
•
failure to obtain approval of or identify deficiencies within the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
•
changes in the approval policies or regulations of the FDA or comparable foreign regulatory authorities that render our nonclinical and clinical data insufficient for approval.

The FDA or comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval of our commercialization plans, or we may decide to abandon the development program for other reasons. If we were to obtain approval, regulatory authorities may approve any of our product for fewer or more limited indications than we request\, may require specific labeling or a Risk Evaluation Mitigation Strategy, or REMS, that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Failures or delays in the commencement or completion of, or ambiguous or negative results from, our current or planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.

We do not know whether any of our clinical trials will be commenced or completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•
the FDA or comparable foreign regulatory authorities may not authorize our or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our IND;
•
delays in filing or receiving allowance of additional IND applications that may be required;
•
lack of adequate funding to continue our clinical trials and nonclinical studies;
•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
negative results from our ongoing nonclinical studies;
•
delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical sites;
•
delays in identifying, recruiting and training suitable clinical investigators;
•
the inability of CROs to perform under these agreements, including due to impacts from the COVID-19 pandemic on their workforce;
•
inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;
•
difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical trial at a prospective site or sites;
•
challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to clinical sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical trial programs for similar indications;
•
severe or unexpected drug-related side effects experienced by subjects in a clinical trial;
•
we may decide, or regulatory authorities may require us, to conduct additional nonclinical or clinical trials or abandon product development programs;
•
delays in validating, or inability to validate, any endpoints utilized in a clinical trial;
•
the FDA or comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, may require us to conduct a comparator trial in lieu of a placebo-controlled trial or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials; and
•
difficulties retaining subjects who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies, nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

In addition, a clinical trial may be suspended or terminated by us, the FDA or comparable foreign regulatory authorities, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board, or DSMB, overseeing the clinical trial at issue or other regulatory authorities due to a number of factors, including, among others:

•
failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•
inspection of the clinical trial operations or clinical sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including in response to the imposition of a clinical hold;
•
developments on trials conducted by competitors for related technology that raises FDA or foreign regulatory authority concerns about risk to patients of the technology broadly, or if the FDA or a foreign regulatory authority finds that the investigational protocol or plan is clearly deficient to meet our stated objectives;
•
unforeseen safety issues or safety signals, including any that could be identified in our ongoing nonclinical studies or proposed clinical trials, adverse side effects or lack of effectiveness;
•
changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•
changes in government regulations or administrative actions;
•
problems with clinical supply materials; and
•
lack of adequate funding to continue clinical trials.

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to a product candidate, such as changes to the formulation or manufacturing, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

Further, conducting clinical trials in foreign countries, as we expect to do for the product candidate, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

We have conducted and intend to conduct additional clinical trials of our product candidates in sites outside the United States, and the FDA may not accept data from trials conducted in foreign locations.

Our ongoing first-in-human Phase 1 clinical trial of PBI-0451 is being conducted in New Zealand. We may choose to conduct additional clinical trials outside the United States for our product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with GCP requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety, and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of PBI-0451, it would likely result in the need for additional trials for us to obtain regulatory approval to market PBI-0451 in the U.S., which would be costly and time-consuming and delay or permanently halt our development of our product candidate. In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the United States, such as:

•
regulatory and administrative requirements of the jurisdiction where the trial is conducted that could burden or limit our ability to conduct our clinical trials;

•
foreign exchange fluctuations;
•
manufacturing, customs, shipment and storage requirements;
•
cultural differences in medical practice and clinical research; and
•
the risk that the patient populations in such trials are not considered representative as compared to the patient population in the target markets where approval is being sought.

A breakthrough therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a breakthrough therapy designation for our product candidates if the clinical data support such a designation for one or more product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Product candidates designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including priority review.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

The regulatory pathways for our drug candidates targeting coronaviruses, including SARS-CoV-2, the virus that causes COVID-19, are continually evolving, and may result in unexpected or unforeseen challenges.

PBI-0451, our clinical drug candidate targeting SARS-CoV-2, the virus that causes COVID-19, is in the early development stages. The speed at which companies and institutions are acting to create and test many therapeutics and vaccines for COVID-19 is unusually rapid and evolving or changing plans or priorities within the FDA, including changes based on new knowledge of COVID-19 and how the disease affects the human body, may significantly affect the regulatory timelines for our COVID-19 drug candidate. Results from our continued development, clinical trials and planned clinical trials may raise new questions and require us to redesign proposed nonclinical studies and clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects, with minimal lead time.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product, and there are no adequate, approved, and available alternatives. Depending on the outcomes of our initial nonclinical and clinical testing for our proposed COVID-19 therapies and assuming that a public health emergency has not been terminated by the Secretary of the Department of Health and Human Services, we may seek an EUA for PBI-0451 for use in the ongoing COVID-19 public health emergency, which would permit us to commercialize a drug candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the Department of Health and Human Services), meaning that once the emergency declaration is terminated, we would be required to cease distribution of PBI-0451 and obtain NDA approval to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA — for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives. Accordingly, we cannot predict whether an EUA for PBI-0451 may be granted or, if granted, how long such EUA would remain in place. Any termination or revocation of an EUA (if granted) for one of our drug candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 drug candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 drug candidates under an EUA.

We may attempt to secure early regulatory authorization of PBI-0451 through the use of Emergency Use Authorization, or EUA, in the US, which the U.S. Food and Drug Administration, or the FDA, has applied to certain COVID-19 treatments. We may also attempt to secure conditional approvals or emergency authorizations in other countries outside of the US. If we are unable to obtain such authorizations, or those pathways are no longer available to us at the time we would be seeking authorizations, we may be required to conduct additional nonclinical studies or clinical trials beyond those contemplated for accelerated authorization, which could delay our ability to generate revenue and increase the expense of obtaining, and delay in the receipt of, necessary marketing approvals. Even if we receive an EUA or other emergency authorization from the FDA or other regulators, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or other regulators may seek to withdraw the EUA, conditional approval or emergency authorization.

We are developing certain product candidates for the treatment of serious and life-threatening conditions, including PBI-0451 for the treatment of COVID-19 and therefore may decide to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such clinical trials in a timely manner, or if such post-approval clinical trials fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis.

In addition, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials for products under consideration for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

If we decide to submit an NDA seeking accelerated approval, there can be no assurance that such an application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Failure to obtain accelerated approval for a product candidate would result in a longer time period to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate, which could harm our competitive position in the marketplace.

The advancement of healthcare reform may negatively impact our ability to profitably sell our product candidates, if approved.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. See section entitled “Business - Government Regulation and Product Approval – U.S. Healthcare Reform.”

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as PBI-0451 and other therapies we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably, including the ACA. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid or other government programs may result in a similar reduction in payments from private third-party payors. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates if we obtain regulatory approval;
•
our ability to set a price that it believes is fair for our products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

There has been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and development, and if approved, market, sell and distribute our products. See section entitled “Business – Government Regulation and Product Approval – Other Healthcare Laws.” Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e. g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018, or CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators.

The State of California, for example, recently adopted the CCPA, which became effective January 2020. The CCPA establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, and establish a new California Privacy Protection Agency to implement and enforce the new law. Additionally, some observers have noted that the CCPA and CPRA have marked the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the U.S., we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”), 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

As we begin to conduct clinical trials globally, we may also become subject to privacy restrictions in various foreign jurisdictions around the world. For example, the collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the General Data Protection Regulation 2016/679 (“GDPR”). The GDPR is wide-ranging and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Importantly, the GDPR prohibits the transfer of personal data from the EEA to the U.S. and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the U.S. was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, certain recent EU court decisions cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the U.S. and other third countries. In addition, the European Commission has recently published new versions of the Standard Contractual Clauses, which must be used for all new transfers of personal data from the EEA to third countries (including the U.S.) starting in September 2021, and all existing transfers of personal data from the EU to third countries relying on the prior versions of the Standard Contractual Clauses must be replaced by December 2022. The implementation of the new Standard Contractual Clauses may necessitate significant contractual overhaul of our data transfer arrangements with customers, sub-processors and vendors. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place.

At present, there are few if any viable alternatives to the Standard Contractual Clauses, and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data. As supervisory authorities issue further guidance on personal data export mechanisms (including circumstances where the Standard Contractual Clauses can and cannot be used) and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. In addition, if we are unable to transfer personal data between and among countries and regions in which we conduct clinical trials, operate, engage providers, and/or otherwise transfer personal data, this could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results and generally increase compliance risk as a result. Additionally, other countries outside of the EEA have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

In addition, further to the United Kingdom’s (“UK”) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Importantly, the UK Information Commissioner’s Office has developed its own bespoke version of the Standard Contractual Clauses to govern cross-border data transfers, which could necessitate the implementation of both UK and EEA versions of Standard Contractual Clauses, depending on the locations of our clinical trials. This would require significant resources and result in significant cost to implement and manage. Further, non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Compliance with the U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Even if we are able to obtain regulatory approvals for our product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Clinical trials are conducted in representative samples of the potential patient population which may has significant variability. Even if we receive regulatory approval for PBI-0451 or any of our other product candidates, we will have tested them in only a small number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects, or the duration of such clinical trials may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. There have been other products that have been approved by the regulatory authorities but for which safety concerns has been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of products from the market, and any of our product candidates may be subject to similar risks. Additionally, we may be required to conduct additional nonclinical and clinical trials, require additional warnings on the label of our products, reformulate our products or make changes, create or modify a REMS, such as a medication guide outlining the risks of such side effects for distribution to patients and obtain new approvals for our and our suppliers’ manufacturing facilities for PBI-0451 and any other product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our products if and when regulatory approvals for such products are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved products or substantially increase the costs and expenses of commercializing and marketing of our products.

Even if our product candidates receive regulatory approval, they will remain subject to extensive regulatory scrutiny and may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a product candidate, regulatory authorities may still impose significant restrictions on our product candidate, including our indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval clinical trials. Further, even if we obtain regulatory approval for a product candidate, we would be subject to ongoing requirements by regulatory authorities on the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information for our product. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of our product candidates, they may require labeling changes or establishment of a REMS or similar strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval clinical trials or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice, or cGMP, regulations and standards. Manufacturers and manufacturers’ facilities are also required to comply with applicable tracking and tracing requirements for prescription drug products. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

•
require revisions to the label, including limitation on approved uses or the addition of additional warnings, including “boxed” warnings, contraindications or other safety information, or issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•
require that we conduct post-marketing clinical trials;
•
require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•
require us to create a REMS which could include a medication guide outlining the risks of such side effects for distribution to patients or distribution or use restrictions;

•
seek an injunction or impose civil or criminal penalties or monetary fines;
•
suspend marketing of, withdraw regulatory approval of or recall such product;
•
suspend or place on hold any ongoing clinical trials;
•
refuse to approve pending applications or supplements to approved applications filed by us;
•
suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•
seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our products and generate revenue.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these federal False Claims Act lawsuits against pharmaceutical companies has increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label product uses involving fines in excess of $1 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

We and our employees are increasingly utilizing social media tools as a means of communication both internally and externally.

Despite our efforts to monitor evolving social media communication guidelines and comply with applicable rules, there is risk that the use of social media by us or our employees to communicate about our product candidates or business may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with applicable laws and regulations, our policies and other legal or contractual requirements, which may give rise to regulatory enforcement action, liability, lead to the loss of trade secrets or other intellectual property or result in public exposure of personal information of our employees, clinical trial patients, customers and others. Furthermore, negative posts or comments about us or our product candidates in social media could seriously damage our reputation, brand image and goodwill. Any of these events could have a material adverse effect on our business, prospects, operating results and financial condition and could adversely affect the price of our common stock.

Healthcare insurance coverage and reimbursement may be limited or unavailable for our product candidates, if approved, which could make it difficult for us to sell our product candidates profitably.

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, commercial payors, and health maintenance organizations. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See section entitled “Business – Government Regulation and Product Approval – Coverage and Reimbursement.”

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third-party payors is critical to new product acceptance.

Third-party payors decide which products and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also has their own methods and approval process apart from Medicare determinations. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidates outside the United States.

Even if our products are approved for marketing in the United States, in order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining comparable foreign regulatory approvals and compliance with comparable foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

Also, regulatory approval for our product candidates may be withdrawn if we fail to comply with regulatory requirements if problems occur after the product candidate reaches the market or for other reasons. If we fail to comply with the regulatory requirements in international markets and fails to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain comparable foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we fail to obtain approval of our product candidates by comparable foreign regulatory authorities, we will be unable to commercialize our product in that country, and the commercial prospects of that product candidate and our business prospects could decline.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Changes in funding for, and other disruptions to, the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new or existing product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency has fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, has had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on our business. Further, upon completion of the Business Combination and in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process its regulatory submissions, which could have a material adverse effect on its business. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period.

If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

Risks Related to Intellectual Property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies. Proprietary rights and technology are difficult and costly to protect, and we may not be able to ensure their protection.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for PBI-0451 and our other product candidates, proprietary platform, and methods of use, as well as on our ability to operate without infringing upon the proprietary rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for our drug candidate or other drug candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize drug candidates similar or identical to ours, and our ability to successfully commercialize our drug candidates and other drug candidates that we may pursue may be impaired. We generally seek to protect our proprietary position by filing patent applications in the United States and at the appropriate time in those jurisdiction abroad as deemed appropriate, related to our product candidates, proprietary technologies and their uses that are important to our business. Finally, we maintain our non-patented, but proprietary technologies, as company trade secrets. We own two issued patents related to protease inhibitors. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our PBI-0451. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, consultants, advisors, and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Therefore, we cannot be certain that we were the first to file for patent protection of the invention claimed in our patent applications.

There can be no assurance that our patent applications will result in patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

We are currently the assignee of two issued U.S. patents and a number of pending U.S. provisional and non-provisional patent applications directed to PBI-0451 and other compounds and technologies in our programs. U.S. provisional patent applications that we file are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent application, we may lose our priority date with respect to the provisional patent application and any patent protection on the inventions disclosed in the provisional patent application. We cannot be certain that the claims in U.S. pending nonprovisional patent application or the provisional patent applications when converted to nonprovisional patent applications will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

•
the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
•
patent applications may not result in any patents being issued that protect our product candidates;
•
patents may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
•
Our competitors, many of whom have substantially greater resources than us and have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
•
there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
•
countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products.

Our competitors and other third parties may be able to obtain approval of competing products following our patent expiration and take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. Any of the foregoing would have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to protect our intellectual property rights throughout the world.

The legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective or effective as that in the United States and we may, therefore, be unable to acquire and enforce intellectual property rights outside the United States to the same extent as in the United States. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents.

As of March 15, 2022, we own two issued U.S. patents related to protease inhibitors, one of which includes claims directed to PBI-0451. Our issued patents and future patents if issued may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated, circumvented or narrowed, or fail to provide us with any competitive advantages.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive.

The requirements for patentability may differ in certain countries, particularly in developing countries Consequently, competitors and other third parties may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents or where any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing with us, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. For example, China has a heightened requirement for patentability and, specifically, requires a detailed description of medical uses of a claimed drug. In addition, India, certain countries in Europe and certain developing countries, including Thailand, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents and could limit our potential revenue opportunities. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from our intellectual property.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and pharmaceuticals. This could make it difficult for us to stop the infringement of our patents if issued or the marketing of competing products in violation of our proprietary rights, generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could place our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office, or USPTO, and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can, in some cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition and results of operations.

We may become involved in lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe or misappropriate or otherwise violate our intellectual property rights. In the future, we may initiate legal proceedings to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity or scope of intellectual property rights we own or controls. Also, third parties may initiate legal proceedings against us to challenge the validity or scope of intellectual property rights we own, control or to which we have rights. For example, competitors or third parties may challenge the scope, validity or enforceability of our patents requiring us to engage in complex, lengthy and costly litigation or other proceedings. These proceedings can be expensive and time-consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Moreover, the outcome following legal assertions of invalidity and unenforceability is unpredictable. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own, control or have rights to, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, if we initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, revocation reexamination, or inter partes review, or other pre-issuance or post-grant proceedings or other patent office proceedings or litigation in the United States or other jurisdictions provoked by third parties or brought by us, may be necessary to determine the inventorship, priority, patentability or validity of inventions with respect to our patents or patent applications. An unfavorable outcome could leave our technology or product candidates without patent protection, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our product candidates without infringing third-party patent rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. Even if we obtain a license, we may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patent applications is threatened, that could dissuade companies from collaborating with us to license, develop or commercialize product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and we may distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into collaborations.

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights, or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or our counterparts in other jurisdictions. These proceedings can be expensive and time-consuming and many of our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than us.

An unfavorable outcome in any such proceeding could require us to cease using the related technology or developing or commercializing our product candidates, or to attempt to license rights to us from the prevailing party, which may not be available on commercially reasonable terms, or at all.

We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business.

A third party may hold proprietary rights that could prevent our product candidates from being marketed. Moreover, it is possible that we are or may become aware of patents or pending patent applications that we think do not relate to our product candidates or that we believe are invalid or unenforceable, but that may nevertheless be interpreted to encompass our product candidates and to be valid and enforceable. If any third-party intellectual property claims are asserted against us, even if we believe the claims are without merit, there is no assurance that a court would find in our favor, e.g., on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop, and any other product candidates or technologies covered by the asserted third-party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any such third-party patents (including those that may issue from such applications) were successfully asserted against us or other commercialization partners and we were unable to successfully challenge the validity or enforceability of any such asserted patents, then we and other commercialization partners may be prevented from commercializing our product candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, we could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. Many foreign jurisdictions also have rules of discovery that are different than those in the United States and which may make defending or enforcing our patents extremely difficult. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Any of the foregoing would have a material adverse effect on our business, financial condition and operating results.

We may be subject to claims by third parties asserting that our employees or that we have misappropriated a third party’s intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights and non-disclosure agreements in connection with such previous employment. We may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that third parties have an interest in our patents as an inventor or co-inventor. Litigation may be necessary to defend against these claims. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain other damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our products are subject to The Drug Price Competition and Patent Term Restoration Act of 1984, as amended (also referred to as the Hatch-Waxman Act), in the United States, that can increase the risk of litigation with generic companies trying to sell our products and may cause us to lose patent protection.

Because our clinical candidates are pharmaceutical molecules reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Act, as currently amended, which allows a generic company to submit an Abbreviated New Drug Application, or ANDA, to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug product or our method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.

Currently, in the United States, the FDA may grant five years of exclusivity for new chemical entities, or NCEs, for which our product candidates may qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other New Drug Application, or NDA. A generic company can submit an ANDA to the FDA four years after approval of our product. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that our listed patents are invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of our data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, do not timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary protection, and our product can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and products, in our activities we also rely substantially on trade secrets, including unpatented know-how, technology and other proprietary materials and information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these steps may be inadequate, we may fail to enter into agreements with all such parties or any of these parties may breach the agreements and disclose our proprietary information, and there may be no adequate remedy available for such breach of an agreement. We cannot assure you that our proprietary information will not be disclosed or that we can meaningfully protect our trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;
•
we, or our future collaborators, might not have been the first to make the inventions covered by our pending patent applications;
•
we, or our future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•
it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
•
issued patents that we own currently or in the future may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•
we may not develop additional proprietary technologies that are patentable;
•
the patents of others may harm our business; and

•
we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Issued patents that cover our product candidate could be found invalid or unenforceable if challenged in court or the USPTO.

If we initiate legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patent such that they no longer cover our product candidate. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidate. A loss of patent protection for our product candidate could have a material adverse impact on our ability to commercialize or license our technology and product candidate and, resultantly, on our business, financial condition, prospects and results of operations.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other bio pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, weakening the rights of patent owners in certain situations or ruling that certain subject matter is not eligible for patent protection. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, the USPTO and equivalent bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce existing patents and patents we may obtain in the future.

Patent reform laws, such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, as well as changes in how patent laws are interpreted, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents, when issued. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the filing and prosecution strategies associated with patent applications, including a change from a “first-to-invent” to a “first-inventor-to-file” patent system, and may also affect patent prosecution and litigation, such as by allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-inventor-to-file” provisions, became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of issued patents all of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Reliance on Third Parties

We rely on, and will continue to rely on, third parties to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for o PBI-0451, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We have, and expect to continue, to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We rely heavily on third parties in connection with our Phase 1 clinical trial and will continue to do so over the course of our future clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we will be responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements and may require a large number of patients. Our failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

The third parties who conduct our clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with those third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf.

If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates in a timely manner or at all. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure (including by clinical sites or investigators) to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenues could be delayed significantly.

We contract with third parties for the manufacture of our product candidates for nonclinical and clinical testing and expect to continue to do so for subsequent clinical trials and for commercialization. Significant portions of our clinical manufacturing are currently conducted by third party manufacturers outside of the United States. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of nonclinical, clinical or if approved commercial supplies of the drug candidates that we are developing or evaluating in our development programs. We have limited personnel with experience in drug manufacturing and lacks the resources and the capabilities to manufacture any of our drug candidates on a nonclinical, clinical or commercial scale. We rely on third parties for supply of our nonclinical and clinical drug supplies (including key starting and intermediate materials), and our strategy is to outsource all manufacturing of our drug candidates and products to third parties.

In order to conduct clinical trials of drug candidates, we will need to have the product candidates manufactured in potentially large quantities. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our clinical drug supplies (including key starting and intermediate materials) in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time.

Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourself. Any disruption in supply from any supplier or manufacturing location, including on account of the COVID-19 pandemic, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. To the extent any issues arise with our third-party manufacturers, we may be unable to establish any agreements with any other third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the possible breach of the manufacturing agreement by the third party;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•
reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with cGMP regulations or comparable foreign regulatory requirements. The facilities used by our CMOs to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and harm our business and results of operations.

Any product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. If any one of our current contract manufacturers cannot perform as agreed its obligations, we may be required to replace that manufacturer, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement CMO. Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

The manufacture of our product candidates involves multi-step processes and we may encounter delays and difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fails to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The lengthy multi-step manufacturing processes for our product candidates are expensive, highly-regulated, and subject to multiple risks. Further, as product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials.

In addition, the manufacturing process for any products that we may develop is subject to FDA and other comparable foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and comparable foreign regulatory authority requirements, including, for example, complying with cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging or comparability nonclinical or clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods, and has an adverse effect on our business, financial condition, results of operations, and growth prospects.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

The advancement of PBI-0451 and its potential commercialization will require substantial additional cash to fund expenses. We may pursue collaborations as a way to secure additional cash and expertise to develop and commercialize PBI-0451 and other product candidates. We face significant competition in seeking appropriate collaborators and some potential collaborators may have competing programs. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs of manufacturing and delivering such product candidate to patients, the potential of competing products and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidates.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to reduce or curtail the development of the product candidate for which we are seeking to collaborate, delay our potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

Risks Related to Commercialization

Even if we commercialize our product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drugs vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors determine which medications they will cover and establish reimbursement levels. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which marketing approval is obtained, if any.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not currently have an infrastructure for the sales, marketing, and distribution of pharmaceutical products. In order to market our product candidates, if approved by the FDA or any other regulatory body, we must build our sales, marketing, commercial operations, managed care, customer operations, channel distribution, government price reporting, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or account management team is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establishes marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourself. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and they could expose us to regulatory enforcement and legal risk in the execution of their sales and commercialization activities. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition, and prospects will be materially adversely affected.

Our product candidates may not achieve adequate market acceptance among physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors, pharmaceutical companies and others in the medical community. Demonstrating the safety and efficacy of our product candidates and obtaining regulatory approvals will not guarantee future revenue. Our commercial success also depends on coverage and adequate reimbursement of our product candidates by third-party payors, including government payors and private insurers, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Third-party payors closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our product, or enable us to sell our product at a profitable price. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many regions outside the United States where we may pursue regulatory approvals and market our products, the pricing of prescription drugs is controlled by the government or regulatory agencies.

Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available products for the same disease, rather than allowing us to market our products at a premium as new drugs. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•
the efficacy and safety profile of the product candidate as demonstrated in clinical trials;
•
the timing of market introduction of the product candidate as well as competitive products;
•
the clinical indications for which the product candidate is approved;
•
acceptance of the product candidate as a safe and effective treatment by clinics and patients;
•
the potential and perceived advantages of the product candidate over alternative treatments, including vaccines and other anti-viral therapeutics;
•
the cost of treatment in relation to alternative treatments;
•
the availability of coverage and adequate reimbursement and pricing by third-party payors;
•
the relative convenience and ease of administration, for example, dosage form, pill burden, or number of days of therapy per course;
•
the additional healthcare economic evidence generated, as supported by real-world data or other non-interventional trials, demonstrating cost-effectiveness or budget impact of therapy;
•
the frequency and severity of adverse events;
•
the effectiveness of sales and marketing efforts; and
•
unfavorable publicity relating to our product candidates or similar therapeutics.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Product liability lawsuits against us could cause the company to incur substantial liabilities and to limit commercialization of any products that we may develop, and insurance coverage may not be adequate.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercialize any resulting products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, their family members, healthcare providers or others using, administering, selling or otherwise coming into contact with our products. If we cannot successfully defend ourself against claims that our product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates or products, if approved for commercial sale, that we may develop;
•
termination of clinical trial sites or entire trial programs;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to trial subjects, patients or other claimants;
•
loss of revenue;
•
diversion of management and scientific resources from our business operations;
•
the inability to commercialize any products that we may develop;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions; and
•
a decline in our stock price.

Our clinical trial liability insurance coverage may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or delay the commercialization of any products or product candidates that we develop. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician adoption of our product or expand our business.

Risks Related to our Common Stock

An active trading market for our common stock may never develop or be sustained, which may make it difficult to sell the shares of our common stock you purchase.

An active trading market for our common stock may not develop or continue or, if developed, may not be sustained, which would make it difficult for you to sell your shares of our common stock at an attractive price (or at all). The market price of our common stock may decline below your purchase price, and you may not be able to sell your shares of our common stock at or above the price you paid for such shares (or at all).

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our shares of common stock from trading on its exchange for failure to meet Nasdaq’s listing standards, we and our stockholders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
reduced liquidity for our securities;
•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•
a limited amount of news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

•
changes in the industries in which we and our customers operate;
•
variations in our operating performance and the performance of our competitors in general;
•
material and adverse impact of the COVID-19 pandemic on the markets and the broader global economy;
•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
publication of research reports by securities analysts about us, our competitors or our industry;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•
additions and departures of key personnel;
•
changes in laws and regulations affecting our business;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of shares of our common stock available for public sale; and
•
general economic and political conditions such as recessions, interest rates, inflation rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism, including geopolitical instability caused by the Russian invasion of Ukraine.

These market and industry factors may materially reduce the market price of share of our common stock regardless of our operating performance.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of our common shares.

Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business, our share price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, our share price or trading volume could decline.

The future sales of shares by existing stockholders and future exercise of registration rights may adversely affect the market price of our Common Stock.

Sales of a substantial number of shares of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. Although the shares held by affiliates of the Sponsor will be subject to certain restrictions regarding the transfer of our shares of common stock, these shares may be sold after the expiration of the respective applicable lock-up under the Registration Rights Agreement and Lock-up Agreement. As restrictions on resale end and the registration statements are available for use, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests, voting rights and the per share value of our common stock to decline.

Because we have no current plans to pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders and such other factors as our board of directors may deem relevant. Accordingly, we may not pay any dividends on our common stock in the foreseeable future.

We expect to incur significant additional costs as a result of being a public company, which may adversely affect our operating results and financial condition.

We expect to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations are expected to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404, including an assessment of the design of our information systems associated with our internal controls.

To date, we have not conducted a review of our internal control for the purpose of providing the reports required by these rules. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we fail to remediate our existing material weakness in our internal control over financial reporting or if new material weaknesses are identified or arise in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we will be required to timely file accurate quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq or other adverse consequences. We will incur significant costs to remediate any material weaknesses we identify through these efforts. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of products or services. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act and rules adopted by the SEC and Nasdaq, would likely result in increased costs as we respond to their requirements, which may adversely affect our operating results and financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an emerging growth company, or EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our consolidated financial statements and require us to incur the expense of remediation.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 15, 2022, our executive officers, directors and their affiliates, in the aggregate, owned approximately 45% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our board of directors or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Provisions in our certificate of incorporation and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our Board. The provisions in our charter documents include the following:

•
a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•
the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•
the ability of our Board to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•
the ability of our Board to alter our bylaws without obtaining stockholder approval;
•
the required approval of at least 66-2/3% of the shares entitled to vote to adopt, amend or repeal our bylaws or repeal the provisions of our certificate of incorporation regarding the election and removal of directors;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•
the requirement that a special meeting of stockholders may be called only by the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to anti-takeover provisions under Delaware law, which could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of common stock held by our stockholders. These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Common Stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.

If the Business Combination does not qualify as a tax-free reorganization under Section 368(a) of the Code, Pardes Equityholders may incur a substantially greater U.S. federal income tax liability as a result of the Business Combination.

We intend for the Business Combination to be treated for U.S. federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Code. However, we have not obtained a ruling from the Internal Revenue Service, or IRS, with respect to the tax consequences of the Business Combination and there can be no assurance that our position would be sustained by a court if challenged by the IRS. Accordingly, if the IRS or a court determines that the Business Combination does not qualify as a reorganization under Section 368(a) of the Code and is therefore fully taxable for U.S. federal income tax purposes, Pardes Equityholders generally would recognize taxable gain or loss on their receipt of Merger Consideration in connection with the Business Combination.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facilities

All employees currently work remotely. To meet the future needs of our business, we intend to lease office and labs space in the second half of 2022. We believe that suitable space at commercially reasonable terms will be available as needed to accommodate any future expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of December 31, 2021, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Nasdaq Global Market. Our common stock was traded under the symbol “FSII” from February 16, 2021 through December 23, 2021 on the Nasdaq Capital Market and from December 27, 2021 to present trades on the Nasdaq Global Market under the symbol “PRDS”.

Holders of Our Common Stock

As of March 18, 2022, we had 84 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

The information required by Item 701 of Regulation S-K was previously included in Quarterly Report on Form 10-Q filed on May 17, 2021 and Current Report on Form 8-K filed on December 30, 2021.

Use of Proceeds

Of the proceeds received from the IPO of FSDC II, $201.3 million was placed in our trust account. The net proceeds of the IPO were applied to fund the Business Combination that closed on December 23, 2021 and related expenses.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the closing of Business Combination on December 23, 2021, holders of 243,989 shares of FSDC II’s Class A Common Stock exercised their right to redeem their shares at purchase price of $10.00 per share. Other than the redemption, we did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes thereto included in Part II, Item 8 “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors.”

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics to improve the lives of patients suffering from life-threatening disease, starting with our lead candidate, PBI-0451, which is in clinical development and intended to treat and prevent coronaviral (CoV) infections. COVID-19 is caused by infection with the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and has emerged as the most significant pandemic threat for the world in many decades. We have built a discovery platform designed to target reactive nucleophiles, such as those in cysteine proteases. By leveraging our understanding of structure-based drug design, reversible covalent chemistry and viral biology, we have discovered and are developing novel product candidates with low nanomolar potency against SARS-CoV-2 and broad activity against all known pathogenic human coronaviruses. Our lead product candidate, PBI-0451, inhibits the main coronaviral cysteine protease (Mpro), a viral protein essential for replication of all known coronaviruses, including SARS-CoV-2. In preclinical studies, PBI-0451 has demonstrated activity against all coronaviral proteases tested, as well as inhibition of replication of multiple coronaviruses, including SARS-CoV-2. Moreover, in pre-clinical studies, PBI-0451 demonstrated the potential for oral bioavailability across multiple pre-clinical species, and more recently, oral bioavailability in healthy volunteers in our on-going Phase 1 study. We believe the anti-viral potency seen against SARS-CoV-2 in preclinical in vitro studies and demonstrated oral bioavailability in humans supports its potential to be an oral direct acting antiviral, or DAA, for use against SARS-CoV-2 infections. We plan to develop PBI-0451 for both oral treatment and prophylaxis of SARS-CoV-2 infection. Given the highly conserved nature of the Mpro target, which is shared among all known coronaviruses, including emerging variants of concern, we believe PBI-0451 will likely retain its potency and activity against current and emerging SARS-CoV-2 variants.

On December 23, 2021, we completed the Business Combination with FSDC II, which resulted in FSDC II acquiring 100% of our issued and outstanding securities. Together with FSDC II’s cash resources, additional funding for our operations was provided through a Private Investment in Public Equity (“PIPE Investment”) which was completed concurrently with the Merger.

We accounted for the Business Combination as a reverse recapitalization which is the equivalent of Old Pardes issuing stock for the net assets of FSDC II, with FSDC II treated as the acquired company for accounting purposes. The net assets of FSDC II were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Pardes. The shares and corresponding capital amounts and loss per share related to Old Pardes’s outstanding redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio established in the Merger Agreement.

Since inception in 2020, we have devoted substantially all our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and preparing and filing related patent applications and conducting research and development activities for our product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product.

Our lead product candidate, PBI-0451, is being evaluated in a first-in-human Phase 1 clinical trial in New Zealand. Our other potential product candidates and our research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization or partnership of one or more of our product candidates. We have not yet successfully completed any clinical trials evaluating the efficacy of any of our product candidates, including PBI-0451, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

As of December 31, 2021, cash and equivalents were $268.7 million and we believe that our existing cash resources will be sufficient to allow us to fund current planned operations beyond the next twelve months from the date of this Annual Report without additional capital. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” below. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Through December 31, 2021, we have funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock, gross cash proceeds of $7.1 million from the sale of simple agreements for future equity financing, or SAFEs, which were converted into 5,845,071 shares (4,151,942 shares as originally issued) of convertible preferred stock in January 2021 and net proceeds of approximately $257.5 million in connection with the Business Combination and the PIPE Investment, which we currently believe will be sufficient to allow us to fund current planned operations into the second half of 2023.

We have incurred operating losses since our inception through December 31, 2021, had an accumulated deficit of $51.5 million as of December 31, 2021 and had not yet generated revenues. In addition, we expect to continue to incur significant and increasing expenses and operation losses for the foreseeable future. We expect our research and development expenses, and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

•
continue preclinical studies and initiates new clinical trials for PBI-0451, our lead product candidate being tested for the treatment of COVID-19 disease;
•
advance the development of our pipeline of other product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;
•
expand our infrastructure and facilities to accommodate our growing employee base; and
•
add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company following the Closing.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company in prior years.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings or other capital sources, which may include collaborations with other companies, government funding, or other strategic transactions. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, existing ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations or other strategic transactions with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To date, our financial condition and operations have not been significantly impacted by the COVID-19 pandemic. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on our financial condition and operations, including ongoing and planned clinical trials and other operations required to support those clinical trials and research and development activities to advance our pipeline. The impact of the COVID-19 pandemic on our financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results may be materially adversely affected.

Components of Our Results of Operations

Revenue

We have not generated any revenue since inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts are successful and we commercialize our products, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from product sales, as well as upfront, milestone and royalty payments from such collaboration or license agreements, or a combination thereof.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including drug discovery efforts, and the development of our potential product candidates. We expense research and development costs as incurred, which include:

•
expenses incurred to conduct the necessary preclinical studies, nonclinical studies and clinical trials required to obtain regulatory approval;
•
expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;
•
other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative site and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions; and
•
costs related to compliance with regulatory requirements.

We recognize research and development expenses as incurred. Any advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. We estimate and accrue for the value of goods and services received from CROs, CMOs and other third parties each reporting period based on an evaluation of the progress to completion of specific tasks. This process involves reviewing open contracts and purchase orders, communicating with our personnel and service providers to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs.

At any one time, we may be working on multiple programs. We do not allocate employee costs and overhead costs associated to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery as well as for managing our preclinical, nonclinical, manufacturing and clinical development activities. To date, substantially all of the research and development costs incurred to date have been in connection with the development of our lead product candidate, PBI-0451.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we commence planned clinical trials for PBI-0451, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:

•
the scope, progress, outcome and costs of our preclinical and nonclinical development activities, clinical trials and other research and development activities;
•
establishing an appropriate safety and efficacy profile with clinically enabling trials;
•
successful patient enrollment in and the initiation and completion of clinical trials;
•
the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;
•
development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•
significant and changing government regulation;
•
launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and
•
maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical, nonclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries and related benefits, travel and stock-based compensation for personnel in executive, business development, finance, human resources, legal, information technology, and administrative functions. General and administrative expenses also include insurance costs and professional fees for legal, patent, consulting, investor and public relations, pre-commercial planning, accounting and audit services. Our general and administrative costs are expensed as incurred.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as we relate to the sales and marketing of that product candidate.

Change in fair value of simple agreements for future equity (SAFEs) liability

In 2020, we entered into several SAFEs with certain investors, which provided the investors the right to receive shares of our capital stock, such number to be determined by a future event, as defined in the agreements. We accounted for the obligation to issue future equity at fair value at each reporting date, with any change in the fair value reported as a component of other income (expense). In connection with the issuance of our Series A convertible preferred stock in January 2021, these contractual obligations were settled and the future equity issuance liability was reclassified to permanent equity.

Income Taxes

We have incurred net losses and have not recorded any U.S. federal or state income tax benefits for the losses as they have been offset by valuation allowances.

Results of Operations

Comparison of the year ended December 31, 2021 and the period from February 27, 2020 (inception) through December 31, 2020

The following table summarizes our results of operations for the year ended December 31, 2021 and for the period from February 27, 2020 (inception) through December 31, 2020 (in thousands):

	Year ended December 31, 2021	February 27, 2020 (inception) through December 31, 2020	Change
Operating expenses:
Research and development	$28,152	$4,563	$23,589
General and administrative	10,336	750	9,586
Total operating expenses	38,488	5,313	33,175
Loss from operations	(38,488)	(5,313)	(33,175)
Interest expense, net	(30)	—	(30)
Change in fair value of SAFE liability	—	(7,693)	7,693
Net loss	$(38,518)	$(13,006)	$(25,512)

Research and Development Expenses

The following table summarizes the components of research and development expense for the periods presented (in thousands):

	Year Ended December 31, 2021	February 27, 2020 (inception) through December 31, 2020	Change
External costs
PBI-0451	$13,063	$4,141	$8,922
Discovery programs	9,528	—	9,528
Total external costs	22,591	4,141	18,450
Internal costs:
Salaries and benefits	3,671	395	3,276
Stock-based compensation	461	—	461
Other unallocated costs	1,429	27	1,402
Total internal costs	5,561	422	5,139
Total research and development expenses	$28,152	$4,563	$23,589

Research and development expenses were $28.2 million for the year ended December 31, 2021, compared to $4.6 million for the period February 27, 2020 (inception) through December 31, 2020, an increase of $23.6 million. The increase was due to an increase in program costs related to advancing our lead candidate, PBI-0451, and increased personnel costs, including non-cash stock-based compensation, and unallocated costs as we grew our organization. Unallocated costs include recruiting fees and overhead expenses.

General and Administrative Expenses

General and administrative expenses were $10.3 million for the year ended December 31, 2021, compared to $0.8 million for the period February 27, 2020 (inception) through December 31, 2020, an increase of $9.5 million. The increase was due to increased personnel costs, including non-cash stock-based compensation, as we grew our organization and increased professional services related to corporate legal fees, patent legal fees, pre-commercial planning, consulting, recruiting services and accounting services.

Change in fair value of simple agreements for future equity (SAFEs) liability

The change in fair value of the SAFEs liability was $7.7 million for the period February 27, 2020 (inception) through December 31, 2020, due to the increase in the fair value of the SAFEs issued during 2020.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

As of December 31, 2021, we had cash and cash equivalents of $268.7 million and we believe that our existing cash resources will be sufficient to allow us to fund current planned operations into the second half of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. Through December 31, 2021, we have funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock, gross cash proceeds of $7.1 million from the sale of SAFEs, which were converted into 5,845,071 shares (4,151,942 shares as originally issued) of convertible preferred stock in January 2021 and net proceeds of approximately $257.5 million in connection with the Business Combination and the PIPE Investment.

Cash Flows

The following table summarizes our cash flows for each of the periods presented (in thousands):

	Year Ended December 31,	Period from February 27, 2020 (inception) through December 31,
	2021	2020
Net cash used in operating activities	$(36,918)	$(3,555)
Net cash provided by financing activities	302,186	6,965
Net increase in cash and cash equivalents	$265,268	$3,410

Operating Activities

During the year ended December 31, 2021, net cash used in operating activities consisted of a net loss of $38.5 million partially offset by a non-cash charge of $1.2 million related to the change in stock-based compensation expense, and a net increase of working capital of $0.8 million due to increases to prepaid expenses and other current assets, accounts payable, and accrued expenses. The increases to prepaid expenses and other current assets, accounts payable, and accrued expenses was primary due to growth in our operations, the advancement of our PBI-0451 and other potential product candidates, and the timing of vendor invoicing and payments.

During the period from February 27, 2020 (inception) through December 31, 2020, cash used in operating activities consisted of our net loss of $13.0 million, partially offset by a non-cash charge of $7.7 million related to the change in fair value of the SAFEs liability and an increase in accounts payable and accrued expenses due to growth in our operations, the advancement of our product candidates, and the timing of vendor invoicing and payments.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities primarily consisted of $257.5 million in net proceeds from the Business Combination and the PIPE Investment and $44.3 million from the net proceeds from the sale of convertible preferred stock.

During the period February 27, 2020 (inception) through December 31, 2020, net cash provided by financing activities consisted primarily of proceeds from the issuance of the SAFEs issued during 2020.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and initiates clinical trials of our product candidates. We also expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

•
advance preclinical development of our early-stage programs and initiate clinical trials of our product candidates;
•
manufacture, or have manufactured on our behalf, our preclinical, nonclinical and clinical drug material and develop processes for late stage and commercial manufacturing;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
establish a sales, marketing, medical affairs, managed care, and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;
•
hire additional clinical, quality control and scientific personnel;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
•
manage the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and
•
manage the costs of operating as a public company.

Working Capital

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and nonclinical studies and clinical trials;
•
the costs, timing and outcome of regulatory review of our product candidates;
•
the costs, timing and ability to manufacture our product candidates to supply our clinical and preclinical development efforts and our clinical trials;
•
the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•
the costs of manufacturing commercial-grade product and necessary inventory to support commercial launch;
•
the ability to receive additional non-dilutive funding, including grants from organizations and foundations;
•
the revenue, if any, received from commercial sale of our products, should any of our product candidates receive marketing approval;
•
the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
•
our ability to establish and maintain collaborations on favorable terms, if at all; and
•
the extent to which we acquire or in-license other product candidates and technologies.

Contractual Obligations and Commitments

We have entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement. These obligations and commitments are not presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC that are reasonably likely to have a current effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. We do not have any holdings in variable interest entities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, costs and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in greater detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, based on a pre-determined schedule or when contractual milestones are met, but some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. If timelines or contracts are modified based upon changes in the protocol or scope of work to be performed, we modify our estimates and accruals accordingly on a prospective basis.

We base our expenses related to external research and development services on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

Stock-based compensation expense represents the cost of the grant date fair value of employee, officer, director and non-employee stock option grants, estimated in accordance with the applicable accounting guidance, recognized on a straight-line basis over the vesting period. The vesting period generally approximates the expected service period of the awards. We recognize forfeitures as they occur.

The fair value of stock options is estimated using a Black-Scholes valuation model on the date of grant. The Black-Scholes option-pricing model requires inputs based on certain subjective assumptions. Changes to these assumptions can materially affect the fair value of stock options and ultimately the amount of stock-based compensation expense recognized in our consolidated financial statements. These assumptions include:

•
Fair Value of Common Stock - Prior to our Business Combination, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuation of our common stock as well as our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation to the date of the grant. Since the completion of our Business Combination, the fair value of each share of common stock underlying stock option grants is based on the closing price of our common stock on the Nasdaq Global Market as reported on the date of grant.
•
Expected Term - We have opted to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option, which is generally 10 years.
•
Expected Volatility - Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.
•
Risk-Free Interest Rate - The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options.
•
Expected Dividend - To date, we have not issued any dividends and do not expect to issue dividends over the life of the options and therefore have estimated the dividend yield to be zero.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements not yet adopted that may potentially impact our financial position and results of operations is also disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Please see our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management was required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Business Combination on December 23, 2021. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal controls over financial reporting for us post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management's report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance's Regulation S-K Compliance & Disclosure Interpretations.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of these limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Previously, we reported that effective as of March 1, 2022, Thomas G. Wiggans was appointed our Chief Executive Officer and that Uri A. Lopatin, M.D. had stepped down as our Chief Executive Officer and President.

On March 25, 2022, the Compensation Committee of the Board of Directors approved (1) the terms and conditions of the Transition and Separation Agreement and General Release of Claims (the “Separation Agreement”), and (2) the terms and conditions of a Consulting Agreement with Dr. Lopatin (the “Consulting Agreement” and together with the Separation Agreement, the “Separation Documents”). Effective as of March 25, 2022, we and Dr. Lopatin entered into the Separation Agreement and Consulting Agreement. The Separation Agreement provides that until April 30, 2022, Dr. Lopatin will continue as our full-time employee in the role of Chief Scientific and Strategic Advisor through July 31, 2022 (the “Separation Date”), and will continue to receive his current base salary, subject to proportionate reduction upon reduction in hours. Immediately following the Separation Date, Dr. Lopatin will transition to a consultant. Dr. Lopatin will also remain on our board of directors as a Class III director until our 2024 annual meeting of stockholders and until his successor is duly elected and qualified, or, if sooner, until his earlier death, resignation or removal. Following the Separation Date, Dr. Lopatin will be entitled to compensation for his board service consistent with the compensation provided to other non-employee directors under our Non-Employee Director Compensation Policy.

Pursuant to the Separation Agreement, subject to Dr. Lopatin agreeing to a release of claims in favor of us and complying with certain other continuing obligations contained therein, we will provide Dr. Lopatin the severance benefits of a Tier 1 Executive under the terms and conditions set forth in Section 6 of the Executive Severance Plan, including (i) a severance amount equal to 12 months of his annual base salary in effect as of the date the Separation Agreement was signed and (ii) up to 12 months of monthly cash payments equal to the monthly employer contribution that we would have made to provide health insurance for Dr. Lopatin if he had remained employed by us based on the premiums as of the date of the Separation Date. Dr. Lopatin and we also executed the Consulting Agreement to be effective immediately following the Separation Date. Under the Consulting Agreement, Dr. Lopatin will additionally serve as a part-time consultant providing scientific and strategic advisory services and other projects as may be requested by the Chief Executive Officer until March 2, 2024, unless earlier terminated by either party in accordance with the terms of the Consulting Agreement, at a rate of $400 per hour.

The foregoing descriptions of the terms of the Separation Documents do not purport to be complete and are qualified in their entirety by reference to the complete text of the Separation Documents, which are filed herewith as Exhibits 10.21 and 10.22.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth certain information, as of the date of this annual report, concerning our directors and officers.

Name	Age	Position
Thomas G. Wiggans	70	Chief Executive Officer, Chairman of the Board of Directors
Heidi Henson	56	Chief Financial Officer
Lee D. Arnold, Ph.D.	62	Chief Scientific Officer
Brian P. Kearney, PharmD	49	Chief Development Officer
Sean P. Brusky	45	Chief Commercial Officer
Elizabeth H. Lacy	56	General Counsel and Corporate Secretary
Philippe Tinmouth	58	Chief Business and Strategy Officer
Mark Auerbach(1)	83	Director
Deborah M. Autor(1)	55	Director
Laura J. Hamill(1)	57	Director
Uri A. Lopatin, M.D.(1)	50	Director
J. Jay Lobell(1)	59	Director
Michael D. Varney, Ph.D.(1)	63	Director
James B. Tananbaum, M.D.(2)	58	Director

(1) Pardes Designee

(2) FSDC II Designee

Thomas G. Wiggans has served as our Chief Executive Officer and Chair of our Board since March 1, 2022. Mr. Wiggans founded Dermira, Inc. in August 2010, and served as its chief executive officer and a member of its board of directors from August 2010 and served as the chairman of its board of directors from April 2014 until Dermira’s acquisition by Eli Lilly & Company in 2020. He currently serves on the board of directors of Annexon, Inc. (Nasdaq: ANNX), Cymabay Therapeutics Inc. (Nasdaq: CBAY) and Forma Therapeutics Holdings, Inc. (Nasdaq: FMTX). Mr. Wiggans serves on, and has served on, the boards of various industry organizations, educational institutions and private and public companies, including service on the boards of directors of Onyx Pharmaceuticals from March 2005 until its acquisition by Amgen in October 2013, Sangamo Biosciences from June 2008 until June 2012, Somaxon Pharmaceuticals, Inc. from June 2008 until May 2012 and as chairman of the board of directors of Excaliard Pharmaceuticals, Inc. from October 2010 until its acquisition by Pfizer in December 2011. From October 2007, Mr. Wiggans served as chairman of the board of directors of Peplin and in August 2008, he became its Chief Executive Officer, serving in these positions until Peplin’s acquisition by LEO Pharma in November 2009. Previously, Mr. Wiggans served as Chief Executive Officer of Connetics Corporation from 1994, and as chairman of the board of directors of Connetics Corporation from January 2006, and he served in these positions until December 2006 when Connetics was acquired by Stiefel. From 1992 to 1994, Mr. Wiggans served as President and Chief Operating Officer of Cyto Therapeutics Inc., a biotechnology company. From 1980 to 1992, Mr. Wiggans served at Ares-Serono S.A. in various management positions including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. Mr. Wiggans began his career with Eli Lilly and Company. In addition, Mr. Wiggans is a member of the board of trustees of the University of Kansas Endowment Association. Mr. Wiggans holds a B.S. in pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University. Our Board believes that Mr. Wiggans has the qualifications and skills to serve on our Board based upon his 25+ years of experience as a chief executive officer (including being public company CEO), plus 40+ years of experience in the pharmaceutical industry as an executive focused on operations, commercialization, business development and strategic partnering, together with his significant public company board experiences.

Heidi Henson has served as our Chief Financial Officer since January 2021 and was an advisor from April 2020 until January 2021. She has over 25 years of financial operations experience with both public and private companies. Prior to joining us, Ms. Henson was Chief Financial Officer of Imbria Pharmaceuticals, Inc. from April 2019 to July 2020 and Chief Financial Officer of Respivant Sciences from November 2018 to April 2019. From August 2014 to July 2018, Ms. Henson served as Chief Financial Officer and Secretary of Kura Oncology (Nasdaq: KURA). Ms. Henson also served as Chief Financial Officer of Wellspring Biosciences, Inc., a privately-held biopharmaceutical company, and its parent company Araxes Pharma LLC, from July 2012 to July 2018 and served as Secretary of Wellspring and Araxes from July 2012 to January 2015. From 2007 to March 2012, Ms. Henson served as the Vice President, Finance at Intellikine, Inc., a privately-held biopharmaceutical company, until its acquisition by Takeda Pharmaceutical Company Limited. Ms. Henson previously served as an independent financial consultant for several years assisting with various start-up activities for early-stage companies, SEC reporting and Sarbanes-Oxley implementation and compliance. Ms. Henson began her career in auditing at PricewaterhouseCoopers LLP, a public accounting firm, where she served both public and private companies. She received a Bachelor of Accountancy from the University of San Diego and is a Certified Public Accountant (inactive) in the state of California.

Lee D. Arnold, Ph.D. has served as our Chief Scientific Officer since April 2020. Prior to joining us, Dr. Arnold was Senior Vice President of Research at Kinnate Biopharma, Inc. (Nasdaq: KNTE) from April 2018 to April 2020 and was coinventor of KIN 2787 and KIN 3248. From May 2007 to April 2018, Dr. Arnold was President and CEO of Discover Elucidations, LLC, a drug discovery and project management consulting firm focused on optimizing and advancing pre-clinical assets. From January 2016 to November 2016, Dr. Arnold was Chief Discovery Officer for Assembly Biosciences (Nasdaq: ASMB) and its Chief Scientific Officer from July 2014 to January 2016. While at ASMB, Dr. Arnold was a co-inventor of vebicorvir and ABI-H2158 for hepatitis B. From June 2009 to April 2014, Dr. Arnold was Vice President and Chief Scientific Officer at Coferon, Inc., a private company that pioneered novel therapeutics based on the intracellular self-assembly of small molecule inhibitors upon their macromolecular targets. With pharma experience from KNTE, ASMB, Coferon, Inc., Syntex, Pfizer (NYSE: PFE), BASF/Abbott Bioresearch (NYSE: ABT), and OSI Pharmaceuticals, Inc. (now part of Astellas), he brings a history of over 34 years of industry contributions in molecularly-targeted small-molecule drug discovery in oncology, immunology and infectious disease. Altogether, Dr. Arnold has played an integral role in delivering 15 IND-track drug candidates into development in oncology and virology, including numerous first-in class drugs including TARCEVA (erlotinib) for non-small cell lung cancer, the insulin-like growth factor inhibitor OSI-906 (linsitinib), and mTOR kinase inhibitor OSI-027 TORC1/TORC2 to prevent tumor cell proliferation. Dr. Arnold is an inventor in over 100 patent applications, and co-author on 38 peer-reviewed papers. He received an honors BS in chemistry at the University of Waterloo, and a PhD in organic chemistry from the University of Alberta.

Sean P. Brusky has served as our Chief Commercial Officer since May 2021. Mr. Brusky brings over 20 years of biopharmaceutical business development, commercial, managed care, and medical affairs experience to us. Most recently, from June 2005 to February 2021 Mr. Brusky served in a series of positions of increasing responsibility building and leading teams responsible for brand-focused marketing and sales, managed care marketing, channel distribution and group purchasing, as well as integrated health system, government account, and commercial payer engagement, culminating in his role of Head of Healthcare Delivery Innovation for Genentech, Inc. (a member of the Roche Group). In this capacity, Mr. Brusky was responsible for standing up novel multi-stakeholder partnerships in areas such as virtual clinical trials, personalized medicine, point- of-care and home-based diagnostics, telemedicine and digital health. Prior to Genentech, Inc. from September 2001 to August 2004, Mr. Brusky was Manager, Business and Corporate Development for Vertex Pharmaceuticals, Inc. focused on global corporate development, partnering and out-licensing of antivirals and other therapeutics. Mr. Brusky earned his Sc.B. in Biochemistry and Molecular Biology from Brown University and M.B.A. from Harvard Business School.

Brian P. Kearney, PharmD has been our Chief Development Officer since November 2020 and was an advisor to us from October 2020 to November 2020. Prior to joining us, from 1999 to October 2020, Dr. Kearney served in a series of position of increasing responsibility in Gilead Sciences clinical research and clinical pharmacology departments, culminating in his role as Vice President, Clinical Research from April 2016 to October 2020. While at Gilead Sciences, Dr. Kearney built the clinical pharmacology department and contributed to early and full development efforts for numerous new chemical entities ultimately approved for the treatment of HIV, hepatitis B and hepatitis C, including VIREAD, TRUVADA, ATRIPLA, VEMLIDY, DESCOVY, GENVOYA, BIKTARVY, HARVONI and EPCLUSA. Dr. Kearney also led first-in-franchise, global registrations for both antiviral and inflammation drug products, including the breakthrough standard of care treatment of hepatitis C with SOLVADI and treatment of rheumatoid arthritis with JYSELECA. Dr. Kearney was a Clinical Research Fellow in the Drug Research Unit and a Visiting Scientist in the Surgical Research Laboratory at San Francisco General Hospital, UCSF. Dr. Kearney conducted his Clinical Practice Residency with Independent Research Elective at the University of Pittsburgh Medical Center and he received a Diplomate, Doctor of Pharmacy from the University of Illinois, College of Pharmacy.

Elizabeth H. Lacy has served as our General Counsel and Corporate Secretary since January 2021 and was an advisor to us from September 2020 until January 2021. Prior to joining us, from December 2015 through July 2020, Ms. Lacy served in a variety of positions with Assembly Biosciences (Nasdaq: ASMB), a publicly traded biopharmaceutical company, culminating in her role as the General Counsel, Senior Vice President of Legal Operations and Corporate Secretary, and in such roles advised on corporate governance, SEC reporting matters, public equity offerings, human resource matters, compliance, contracts and other operational matters as ASMB moved from a pre-clinical stage company to clinical stage. Prior to joining ASMB, Ms. Lacy worked for over 20 years in private practice with Barnes & Thornburg, Kirkland & Ellis and Jones Day, where she worked in a variety of legal areas, including venture capital, private equity, asset-based lending, general corporate counseling and board governance. She earned an AB in Public Policy from Duke University and J.D., summa cum laude, from Case Western Reserve University.

Philippe Tinmouth has served as our Chief Business & Strategy Officer since November 22, 2021 and was an advisor to us from June 2021 to November 2021. Mr. Tinmouth brings over 25 years of experience in strategic leadership, business development and alliance management in the biopharmaceutical industry to us. From October 2002 through his retirement in March 2020, Mr. Tinmouth served in various positions at Vertex Pharmaceuticals (Nasdaq: VRTX), a publicly traded biopharmaceutical company, culminating in his role as Vice President and Head of Business Development & Alliance Management since July 2013, where he was directly involved in every Vertex transaction and collaboration. From 1997 to 2002, Mr. Tinmouth held various positions at Bain & Company, most recently serving as a Senior Manager in the Boston office, where he advised both Fortune 50 pharmaceutical companies and smaller biotechnology companies on growth strategies. Mr. Tinmouth has served as a mentor and advisor to biotech start-ups through both the Harvard Innovation Lab (Harvard iLab) and the Canadian Technology Accelerator and has advised numerous companies on business development and growth strategies since his retirement in March 2020. Mr. Tinmouth serves on the Board of SCYNEXIS, Inc. (Nasdaq: SCYX). Mr. Tinmouth holds a Master’s Degree in Business Administration from Harvard Business School and a Bachelor’s Degree with Honors in Mechanical Engineering from Queen’s University in Canada.

Mark Auerbach has served as a member of our board of directors since January 2021 and was Chair of the Board from January 2021 until March 2022. From November 2010 until April 2020, Mr. Auerbach was a member of the board of directors and chair of the audit committee for Assembly Biosciences, Inc. (Nasdaq: ASMB). From April 2013 until June 2016, Mr. Auerbach was the chairman of the audit committee of RCS Capital Corporation (NYSE: RCAP), a publicly traded financial services company. From December 2014 until June 2016, Mr. Auerbach was non-executive chairman of the board of RCS Capital Corporation. Mr. Auerbach previously served as lead independent director and chairman of the audit committee of Optimer Pharmaceuticals, Inc., a public company, from 2005 until its acquisition by Cubist Pharmaceuticals, Inc. in October 2013. Over the last 20 years, Mr. Auerbach also has served as a director for several other companies, including Par Pharmaceutical Companies, Inc., a publicly traded manufacturer and marketer of generic pharmaceuticals and the parent of Par Pharmaceutical, Inc. for whom he served as non- executive chair and chair of the audit committee. From 1993 to 2005, Mr. Auerbach served as chief financial officer of Central Lewmar LLC, a national fine paper distributor. Mr. Auerbach received his B.S. degree in accounting from Rider University. Our Board believes that Mr. Auerbach is qualified to serve on our Board based upon his extensive financial experience, his accounting degree and his experience as a director of several public companies, including his service as non-executive chair and the chair of the audit committee of several public companies.

Deborah M. Autor has served as a member of our board of directors since July 2021. From September 2019 to December 2021, Ms. Autor served as Vice President, Global Head of Regulatory Excellence at AstraZeneca Pharmaceuticals LP, where she led regulatory operations, policy and intelligence for AstraZeneca submissions globally. Prior to joining AstraZeneca, Ms. Autor was employed by Mylan NV from June 2013 to August 2019, where she served in a variety of positions culminating with Head of Strategic Global Quality and Regulatory Policy. Prior to joining Mylan NV, from September 2001 to May 2013, Ms. Autor was employed by the FDA in a variety of roles culminating with Deputy Commissioner, Global Regulatory Operations & Policy, where she oversaw all FDA inspections, criminal investigations and international operations for human and veterinary drugs, biologics, medical devices, tobacco and food. Ms. Autor currently serves as a director and chair of the board of the FDA Alumni Association. Ms. Autor received a Juris Doctor, Magna Cum Laude, from Boston University School of Law and a Bachelor of Arts in Psychology from Columbia University, Barnard College. Our board believes that Ms. Autor has qualifications and skills to serve on our Board based upon her extensive experience in the pharmaceutical industry and with the FDA.

Laura J. Hamill has served as a member of our board of directors since July 2021. From August 2018 through July 2019, Ms. Hamill served as Executive Vice President, Worldwide Commercial Operations at Gilead Sciences, Inc., a biotechnology company, where she was responsible for leading the company’s Commercial Operations. Prior to joining Gilead, Ms. Hamill held a number of U.S. and international executive positions at Amgen, Inc., a biopharmaceutical company, from July 2000 to July 2018, with her last role as Senior Vice President, U.S. Commercial Operations. In addition, Ms. Hamill previously held a variety of roles in the biopharmaceutical industry, including positions at F. Hoffmann-La Roche Ltd., a biopharmaceutical company. Ms. Hamill serves as a director on numerous boards, including Anaptysbio, Inc. (Nasdaq: ANAB), Y-mAbs Therapeutics, Inc. (Nasdaq: YMAB) and Acceleron Pharma Inc. (Nasdaq: XLRN) until it was acquired by Merck in November 2021. Ms. Hamill holds a bachelor’s degree in business administration from the University of Arizona. Our Board believes that Ms. Hamill is qualified to serve on our Board because of her over 35 years in the biopharmaceutical industry and her leadership roles in which she acquired significant US and international experience that spans strategy, financial planning, business partnerships and launching many new therapeutic areas and products.

J. Jay Lobell has served as a member of our board of directors January 2021. He is the founder and Chief Executive Officer of JSB Capital Group LLC, a commercial real estate private equity firm, since October 2021. He is also the co-founder of GMF Real Estate LLC, a commercial real estate and healthcare private equity investment firm, where he has been President since September 2015. Previously, from September 2015 until December 2021, he was Chief Executive Officer of GMF Capital, LLC, a commercial real estate and private equity investment firm he co-founded and from September 2008 to August 2015, Mr. Lobell served as President of Meridian Capital Group, LLC, a national mortgage intermediary. His focus at Meridian, during his seven-year career there, included assisting in charting business strategy for the firm, including the creation and implementation of new business activities, including Beech Street Capital, an agency lender that was sold to Capital One Bank in 2013, and Meridian Investment Sales, a sales brokerage. Prior to joining Meridian, Mr. Lobell served as President and COO of a national biotechnology development and investment firm from January 2005 to August 2008. From 1996 to 2005, Mr. Lobell was a partner at Covington & Burling LLP, a national law firm, where he advised companies and individuals in a variety of regulatory, transactional and litigation matters. Mr. Lobell also serves as a director of Fortress Biotech, Inc. (Nasdaq: FBIO), a biopharmaceutical company dedicated to acquiring, developing and commercializing pharmaceutical and biotechnology products and product candidates, as well as a board member of a private healthcare operating company. Mr. Lobell received his B.A., summa cum laude and Phi Beta Kappa from the City University of New York, and received his J.D. from Yale Law School, where he was Senior Editor of the Yale Law Journal. Our Board believes that Mr. Lobell has the qualifications and skills to serve on our Board based upon his finance and legal expertise as well as his extensive private equity investment and transactional experience, including the creation and development of several operating companies.

Uri A. Lopatin, M.D., served as our Chief Executive Officer since founding the Company in February 2020 until March 1, 2022 and has been a member of our Board since February 2020. Dr. Lopatin is a serial biotech entrepreneur and was a Visiting Partner at Y Combinator. Prior to Y Combinator, he co-founded Assembly Pharmaceuticals as the Chief Medical Officer in October 2012, and became Chief Medical Officer and Vice President of R&D for Assembly Biosciences (Nasdaq: ASMB) following the merger of Assembly Pharma with Ventrus Biosciences. Prior to Assembly, Dr. Lopatin worked in clinical and translational development roles at Gilead Science, Roche, and Schering Plough. Dr. Lopatin has published extensively, especially on hepatitis B and immunology and is a co-author of multiple patents in the field of treatment and diagnosis for viral hepatitis. Dr. Lopatin received his Infectious Disease Board certification following fellowship training in Infectious Disease at the National Institute of Health, and internal medicine board certification following completion of residency at New York University. Dr. Lopatin received a B.S. in Biology, cum laude with distinction, from Cornell University and received his M.D. degree from the University of Medicine and Dentistry-New Jersey Medical School, where he was awarded the Stanley S. Bergen medal of excellence. Our Board believes that Dr. Lopatin is qualified to serve on our Board because of his extensive research and clinical development experience in the life science industry.

Michael D. Varney, Ph.D. has served as a member of our scientific advisory board since August 2020 and a member of our Board since January 2021. From 2005 until his retirement in July 2020, Dr. Varney served in progressing roles at Genentech, Inc., most recently as Executive Vice President and Head of Research and Early Development, as well as a member of the Corporate Executive Committee of Roche, Genentech’s parent company. Prior to Genentech, from 1987 to 2005 Dr. Varney served as Head of Research at Agouron Pharmaceuticals, Inc., a biotechnology company later acquired by Pfizer, Inc. Dr. Varney served on the board of directors of Foundation Medicine, Inc. (acquired by Roche Holdings AG) from 2015 until March 2018. Dr. Varney currently serves on the board of directors of Erasca, Inc. (Nasdaq: ERAS), a clinical-stage, precision oncology company. Dr. Varney was an American Cancer Society postdoctoral fellow at Columbia University and holds a B.S. in chemistry from the University of California, Los Angeles and a Ph.D. in synthetic organic chemistry from the California Institute of Technology. Out Board believes that Dr. Varney is qualified to serve on our Board based upon his extensive executive leadership experience in the biopharmaceutical industry and his extensive drug discovery and development expertise.

James B. Tananbaum, M.D. has served as a member of our Board since January 2021. Prior to the closing of the Business Combination, he also served as the President, Chief Executive Officer and a director of FSDC II since August 2020. Dr. Tananbaum is also the chief executive officer of Foresite Capital, a U.S.-focused healthcare investment firm, which he founded in 2011. He is also a member of the board of directors of Quantum-SI, Inc. (Nasdaq: QSI), Gemini Therapeutics, Inc. (Nasdaq: GMTX) and Kinnate Biopharma Inc. (Nasdaq: KNTE). Prior to founding Foresite Capital, Dr. Tananbaum served as Co-Founder and Managing Director of Prospect Venture Partners L.P. II and III, healthcare venture partnerships, from 2000 to 2010. Dr. Tananbaum was also the Founder of GelTex, Inc. in 1991, an intestinal medicine pharmaceutical company acquired by Sanofi-Genzyme, and Theravance, Inc. in 1997 (now Theravance Biopharma, Inc., a diversified biopharmaceutical company focused on organ-selective medicines, and Innoviva, Inc., a respiratory-focused healthcare asset management company partnered with Glaxo Group Limited). Dr. Tananbaum received a B.S. and a B.S.E.E. from Yale University in Applied Math and Computer Science, and an M.D. and an M.B.A. from Harvard University. Our Board believes that Dr. Tananbaum is qualified to serve on our Board based on his scientific, financial and strategic business development expertise gained as a physician, founder of two life science companies and venture capital investor focused on life science companies.

There are no family relationships between any director or executive officer.

Classified Board of Directors

Our board of directors (the “Board”) consists of eight (8) members. In accordance with our Charter, the Board is divided into three classes. At each annual general meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. The directors are divided among the three classes as follows:

•
the Class I directors are Deborah M. Autor, J. Jay Lobell and Thomas G. Wiggans, and their terms will expire at the annual meeting of stockholders to be held in 2022;
•
the Class II directors are Michael D. Varney, Ph.D. and Laura J. Hamill, and their terms will expire at the annual meeting of stockholders to be held in 2023; and
•
the Class III directors are Mark Auerbach, Uri A. Lopatin, M.D., and James B. Tananbaum, M.D., and their terms will expire at the annual meeting of stockholders to be held in 2024.

We expect that any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of the Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Director Independence

The rules of the Nasdaq require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an executive officer or employee of us or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. The Board has determined that each individual who serves on the Board, other than Dr. Lopatin, Dr. Tananbaum and Mr. Wiggans, qualifies as an independent director under Nasdaq listing standards.

Committees of the Board of Directors

Our Board has the authority to appoint committees to perform certain management and administration functions. Our Board has established an audit committee, a compensation committee, a nominating and corporate governance committee and a science and technology committee. The composition and responsibilities of each committee are described below. Members will serve on these committees until their resignation or until otherwise determined by the Board. The charters for each of these committees are available on our website at www.pardesbio.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of such website address in this Annual Report is an inactive textual reference only.

Audit Committee

Our audit committee consists of Mark Auerbach, Laura J. Hamill, and J. Jay Lobell. The Board has determined each member of the audit committee is independent under the listing standards of the Nasdaq Stock Market, or the Listing Standards, and Rule 10A-3(b)(1) of the Exchange Act. The chairperson of the audit committee is Mark Auerbach. The Board has determined that Mr. Auerbach is an “audit committee financial expert” within the meaning of SEC regulations. The Board has also determined that each member of the audit committee has the requisite financial expertise required under the applicable requirements of the Nasdaq Stock Market. In arriving at this determination, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

•
appointing, evaluating and compensating a qualified firm to serve as the independent registered public accounting firm to audit our consolidated financial statements;
•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing policies on risk assessment and risk management;
•
reviewing related person transactions;

•
obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and
•
approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee consists of J. Jay Lobell, Mark Auerbach, and James B. Tananbaum, M.D. The Board has determined that each member is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The Board has determined each member of the compensation committee, other than Dr. Tananbaum, is independent under the Listing Standards. The Listing Standards provide that, under limited and exceptional circumstances, a director who is not a current officer or employee (or a family member of an officer or employee) of our company, but who does not otherwise meet the independence criteria, (i) may serve as a member of compensation committee if such membership is in the best interests of our company and our shareholders and (ii) such member does not serve longer than two years. The Board has elected to rely on this limited exception in appointing Dr. Tananbaum as a member of the compensation committee. In making this election, the Board considered Dr. Tananbaum’s extensive experience in the life sciences industry and the marketplace for life science executives in making this decision. The chairperson of the compensation committee is J. Jay Lobell. The primary purpose of the compensation committee is to discharge the responsibilities of the Board to oversee compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate.

Specific responsibilities of the compensation committee include:

•
reviewing and approving, or recommending that our Board approve, the compensation of our executive officers;
•
reviewing and recommending to our Board the compensation of our directors;
•
reviewing and approving, or recommending that our Board approve, the terms of compensatory arrangements with our executive officers;
•
administering our stock and equity incentive plans;
•
selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;
•
reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;
•
reviewing and establishing general policies relating to compensation and benefits of our employees; and
•
reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Laura J. Hamill, James B. Tananbaum, M.D. and Deborah M. Autor. The Board has determined each member of the nominating and corporate governance committee, other than Dr. Tananbaum, is independent under the Listing Standards. The Listing Standards provide that, under limited and exceptional circumstances, a director who is not a current officer or employee (or a family member of an officer or employee) of our company, but who does not otherwise meet the independence criteria, (i) may serve as a member of nominating and corporate governance committee if such membership is in the best interests of our company and our shareholders and (ii) such member does not serve longer than two years. The Board has elected to rely on this limited exception in appointing Dr. Tananbaum as a member of the nominating and corporate governance committee. In making this election, the Board considered Dr. Tananbaum’s extensive experience in the life sciences industry and in serving on the board of directors of numerous organizations. The chairperson of our nominating and corporate governance committee is Laura J. Hamill.

Specific responsibilities of our nominating and corporate governance committee include:

•
identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our board of directors;
•
evaluating the performance of our Board and of individual directors;
•
reviewing developments in corporate governance practices;

•
evaluating the adequacy of our corporate governance practices and reporting;
•
reviewing management succession plans; and
•
developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Science & Technology Committee

Our science and technology committee consists of Deborah M. Autor and Michael D. Varney, Ph.D. The Board has determined each member of the science & technology committee is independent under the Listing Standards. The chairperson of the science & technology committee is Michael D. Varney, Ph.D.

Specific responsibilities of our science & technology committee include:

•
reviewing our overall scientific, research and development strategies;
•
reviewing our research and development programs; and
•
reviewing and evaluating our regulatory compliance and quality programs.

Director Nominations

Our Board will consider director candidates recommended for nomination by our stockholders during such times as the Board is seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our Board must follow the procedures set forth in our Bylaws.

In accordance with our Corporate Governance Guidelines, the Nominating & Corporate Governance Committee is responsible for developing and recommending to the Board for its consideration and approval such criteria for prospective director candidates as the committee deems advisable. At a minimum, the Nominating & Corporate Governance Committee must be satisfied that each committee recommended nominee meets the following minimum qualifications: (i) experience at a strategic or policymaking level in a business, government, non-profit or academic organization of high standing, (ii) highly accomplished in his or her respective field, with superior credentials and recognition, (iii) well regarded in the community with a long-term reputation for the high ethical and moral standards, (iv) sufficient time and availability to devote to the affairs of the Company, particularly in light of the number of boards of directors on which such nominee may serve, and (v) to the extent the nominee has board of director experience, a demonstrated history of actively contributing at board meetings.

While we have not formally established any specific criteria or skills that are necessary for directors to possess, in general, in identifying and evaluating nominees for director, the Board will consider educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Business Conduct and Ethics is available on our website at www.pardesbio.com. Information contained on or accessible through such website is not a part of this Annual Report, and the inclusion of the website address in this Annual Report is an inactive textual reference only. We intend to disclose any amendments to the Code of Business Conduct and Ethics, or any waivers of our requirements, on our website to the extent required by the applicable rules and exchange requirements.

Compensation Committee Interlocks and Insider Participation

Other than Dr. Tananbaum who was an officer of FSDC II from August 2020 until December 2021, no member of our compensation committee has ever been an officer or employee of the Company. None of our executive officers serve, or have served during the last year, as a member of the board of directors, compensation committee, or other board committee performing equivalent functions of any other entity that has one or more executive officers serving as one of our directors or on either company’s compensation committee.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits our executive officers, directors and designated employees and consultants from engaging in certain prohibited transactions, including short sales, purchases or sales of derivative securities or hedging transactions, the use of our securities as collateral in a margin account, and pledging of our securities.

Item 11. Executive Compensation.

Executive Compensation

Our named executive officers are Uri A. Lopatin, M.D., our former Chief Executive Officer, Heidi Henson, our Chief Financial Officer, and Philippe Tinmouth, our Chief Business and Strategy Officer, each of whom was an executive officer as of December 31, 2021. Effective March 1, 2022, Dr. Lopatin stepped down as our Chief Executive Officer and we appointed Thomas G. Wiggans as our current Chief Executive Officer. The following table presents information regarding the total compensation awarded to, earned by, and paid to our named executive officers for services rendered to us in all capacities for 2021 and 2020.

2021 and 2020 Summary Compensation Table

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(i)		(j)
Uri A. Lopatin, M.D. Former Chief Executive Officer	2021	442,500	(3)	—	—	—	225,000	—		667,500
	2020	208,333		—	40	—	—	—		208,373
Heidi Henson Chief Financial Officer	2021	375,250	(4)	—	—	658,863	158,000	—		1,192,113
Philippe Tinmouth Chief Business and Strategy Officer	2021	37,670	(5)	—	—	2,394,650	—	49,667	(6)	2,481,987

1)
The amount represents the aggregate grant date fair value of stock options awarded during 2021, calculated in accordance with the provisions of FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the options reported in this column are set forth in Note 9 to our consolidated financial statements included in this Annual Report. The amount reported reflects the accounting cost for the options and does not correspond to the actual economic value that may be received by the named executive officer upon the exercise of the options or any sale of the underlying shares of our common stock.

2)
On January 25, 2022, the Board (or a committee thereof) determined that we had achieved our corporate goals for 2021, which consisted of development, research and finance goals, and assessed the performance of our named executives who were eligible for 2021 bonuses. Each of Dr. Lopatin and Ms. Henson earned 100% of their target bonus opportunity as set forth in their executive offer letters. Mr. Tinmouth was not eligible for a 2021 bonus as he commenced employment with us on November 22, 2021.
3)
Dr. Lopatin’s employment start date was February 29, 2020. His initial base salary was $200,000, which increased to $300,000 effective as of August 3, 2020 and on January 20, 2021, upon completion of Old Pardes Series A financing, Dr. Lopatin's base salary was increased to $450,000. In each case, his base salary was pro-rated accordingly.

4)
Ms. Henson’s employment start date was January 20, 2021, and her base salary was pro-rated accordingly. Ms. Henson was not a named executive officer for 2020.
5)
Mr. Tinmouth's employment start date was November 22, 2021, and his base salary was pro-rated accordingly. Mr. Tinmouth was not a named executive officer for 2020.

Narrative Disclosure to Summary Compensation Table

Our Board and Compensation Committee review compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, the Compensation Committee and the Board consider compensation for comparable positions in the market, the historical compensation levels of our executive officers, individual performance as compared to our expectations and objectives, internal equity, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to us. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our Compensation Committee is primarily responsible for determining the compensation for our executive officers. Our Compensation Committee typically reviews and discusses management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the Compensation Committee then sets the compensation for each executive officer other than the Chief Executive Officer and recommends the compensation for the Chief Executive Officer to our Board for approval. Our Board discusses the Compensation Committee’s recommendation and ultimately approves the compensation of our Chief Executive officer without members of management present. Our Compensation Committee has the authority to engage the services of a consulting firm or other outside advisor to assist it in designing our executive compensation programs and in making compensation decisions. During 2021, the Compensation Committee retained the services of Aon, plc. as its external compensation consultant to advise on executive compensation matters including our overall compensation program design and collection of market data to inform our compensation programs for our executive officers and members of our Board. Aon, plc. reports directly to our Compensation Committee. Prior to engaging Aon, plc, our Compensation Committee assessed its independence consistent with Nasdaq listing standards and concluded that the engagement of such consultant did not raise any conflict of interest.

Base Salaries

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions, and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and expertise. During fiscal year 2021, Dr. Lopatin’s annual base salary was $450,000, Ms. Henson’s annual base salary was $395,000, and Mr. Tinmouth’s annual base salary was $390,000.

The amounts provided above were paid pursuant to the terms of each named executive officer’s employment agreement or offer letter, in each case, as described below.

Non-Equity Incentive Plan Compensation

We consider annual cash incentive bonuses to be an important component of our total compensation program and to provide incentives necessary to attract and retain executive officers. Each of the named executive officers was eligible to receive an annual performance-based cash bonus based on specified target annual bonus award amount expressed as a percentage of the name executive officer’s base salary. Dr. Lopatin, Ms. Henson and Mr. Tinmouth’s target bonus award percentages of base salary are as follows:

Name	Target Percentage
Uri A. Lopatin, M.D.	50%
Heidi Henson	40%
Philippe Tinmouth	40%

The Board (or a committee thereof) determined that we had achieved our corporate goals for 2021, which consisted of development, research and finance goals, and assessed the performance of our named executives who were eligible for 2021 bonuses. Each of Dr. Lopatin and Ms. Henson earned 100% of their target bonus opportunity. Mr. Tinmouth did not participate in our annual cash incentive bonus program in 2021 due to his employment commencing in November 2021. For performance in 2022, all named executive officers will participate in our Senior Executive Cash Incentive Bonus Plan, a copy of which is attached hereto as Exhibit 10.20 and is incorporated herein by reference.

Equity Incentive Compensation

Each granted stock option award issued in fiscal year 2021 is described in the table under “Outstanding Equity Awards at the December 31, 2021” below.

401(k) Plan

We maintain a 401(k) retirement savings plan (the “401(k) Plan”) that provides eligible U.S. employees with an opportunity to save for retirement on a tax-advantaged basis. Under the 401(k) Plan, eligible employees may defer eligible compensation subject to applicable annual contribution limits imposed by the Internal Revenue Service. Our employees’ pre-tax contributions are allocated to each participant’s individual account and participants are immediately and fully vested in their contributions. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code with the 401(k) Plan’s related trust intended to be tax exempt under Section 501(a) of the Code. We do not currently provide for matching under our 401(k) Plan.

Employment Arrangements with Our Named Executive Officers

We have entered into executive offer letters with each of our named executive officers. We adopted an executive severance plan in connection with the consummation of the Business Combination (the “Executive Severance Plan”), which provides for certain payments and benefits in the event of a termination of employment, including an involuntary termination of employment in connection with a change in control of Pardes. All of the named executive officers participate in the Executive Severance Plan and the terms of the Executive Severance Plan replaced the severance provisions in such named executive officers’ offer letters, except that the acceleration of vesting with respect to a portion of the executive’s unvested equity awards that were outstanding as of December 23, 2021 in connection with certain “qualified terminations” outside of the “change in control” period were retained.

Offer Letters

Uri A. Lopatin, M.D. In April 2020, we entered into an offer letter with Dr. Lopatin, or the First Lopatin Offer Letter, and further amended and restated the First Lopatin Offer Letter on December 23, 2020, or the A&R Lopatin Offer Letter. Until March 1, 2022, Dr. Lopatin served as our Chief Executive Officer. The A&R Lopatin Offer Letter provides for Dr. Lopatin’s at-will employment. Dr. Lopatin’s current annual base salary is $468,000, which is subject to review and modification. In addition, Dr. Lopatin is eligible to earn an annual bonus with a target amount equal to 50% of his annual base salary and to participate in our benefit plans generally. Dr. Lopatin participates in the Executive Severance Plan as a Tier 1 Executive. Additionally, in the event Dr. Lopatin’s employment is terminated by us without “cause” (and other than due to Dr. Lopatin’s death or disability) or Dr. Lopatin resigns for “good reason” (as each terms are defined in the Executive Severance Plan) (each such termination a “qualifying termination”) outside of the change in control period, then pursuant to Dr. Lopatin’s A&R Lopatin Offer and the equity award held by him as of Closing Date and subject to the execution and effectiveness of a general release of claims, Dr. Lopatin will be entitled to receive in addition to the benefits afforded Dr. Lopatin under the Executive Severance Plan, twelve (12) months of accelerated vesting of all outstanding equity awards held by Dr. Lopatin as of the Closing Date to the extent provided in such equity awards. As a condition to Dr. Lopatin’s employment under the First Lopatin Offer Letter and continued employment under the A&R Lopatin Offer, Dr. Lopatin is subject to our Confidential Information and Invention Assignment Agreement.

Heidi Henson. In January 2021, we entered into an offer letter with Ms. Henson, or the Henson Offer Letter. Ms. Henson currently serves as our Chief Financial Officer. The Henson Offer Letter provides for Ms. Henson’s at-will employment. Ms. Henson’s current annual base salary is $412,000, which is subject to review and modification. In addition, Ms. Henson is eligible for an annual bonus with a target amount equal to 40% of her annual base salary and to participate in our benefit plans generally. Ms. Henson participates in the Executive Severance Plan as a Tier 2 Executive. Additionally, in the event that Ms. Henson’s employment is terminated by us without “cause” (and other than due to Ms. Henson’s death or disability) or Ms. Henson resigns for “good reason” (as each terms are defined in the Executive Severance Plan) (each such termination a “qualifying termination”) outside of the change in control period, then pursuant to Ms. Henson’s Offer Letter and the equity awards held by her as of the Closing Date and subject to the execution and effectiveness of general release of claims, Ms. Henson will be entitled to receive in addition to the benefits afforded under the Executive Severance Plan, nine (9) months of accelerated vesting of all outstanding unvested equity awards held by Ms. Henson as of the Closing Date to the extent provided in such equity award. As a condition of employment, Ms. Henson executed and is subject to a Proprietary Information, Inventions and Assignment Agreement.

Philippe Tinmouth. In November 2021, we entered into an offer letter with Mr. Tinmouth, or the Tinmouth Offer Letter. Mr. Tinmouth currently serves as our Chief Business and Strategy Officer. The Tinmouth Offer Letter provides for Mr. Tinmouth’s at-will employment. Mr. Tinmouth’s current annual base salary is $390,000, which is subject to review and modification. In addition, Mr. Tinmouth is eligible for an annual bonus with a target amount equal to 40% of his annual base salary which target payout percentage may be increased to up to 200% of Mr. Tinmouth’s base salary in the event of successful transaction(s) or partnership(s) during the performance year that, in the reasonable good faith discretion of the Board or its Compensation Committee, substantially increases shareholder value. Mr. Tinmouth participates in the Executive Severance Plan as a Tier 2 Executive and also participates in our benefit plans generally. Additionally, in the event that Mr. Tinmouth’s employment is terminated by us without “cause” (and other than due to Mr. Tinmouth’s death or disability) or Mr. Tinmouth resigns for “good reason” (as each terms are defined in the Executive Severance Plan) (each such termination a “qualifying termination”) outside of the change in control period, then pursuant to Mr. Tinmouth’s Offer Letter and the equity award held by him as of the Closing Date and subject to the execution and effectiveness of general release of claims, Mr. Tinmouth will be entitled to receive in addition to the benefits afforded under the Executive Severance Plan, nine (9) months of accelerated vesting of all outstanding unvested equity awards held by Mr. Tinmouth as of the Closing Date to the extent provided in such equity award. As a condition of employment, Mr. Tinmouth executed and is subject to a Proprietary Information, Inventions and Assignment Agreement.

Pardes Biosciences Inc. Executive Severance Plan

The Executive Severance Plan provides that upon a termination of employment by us other than for “cause” (as defined in the Executive Severance Plan), death or “disability” (as defined in the Executive Severance Plan), or upon a resignation by an eligible participant for “good reason” (as defined in the Executive Severance Plan), in either case outside of the “change in control period” (i.e., the period beginning three months prior to the date of a “change in control” (as defined in the Executive Severance Plan) and ending on the one-year anniversary of the change in control), the participant will be entitled to receive, subject to the execution and delivery of a separation agreement and release containing, among other provisions, an effective release of claims in favor of Pardes and reaffirmation of the “restrictive covenants agreement” (as defined in the Executive Severance Plan), (i) a severance amount equal to 12 months for the Tier 1 Executive (i.e., the Company’s CEO), 9 months for each Tier 2 Executive (i.e., the C-level executives of the Company, including the named executive officers other than the CEO) and six months for each Tier 3 Executive (i.e., the VP-level executives of the Company), of the participant’s annual base salary in effect immediately prior to such termination, and (ii) up to 12 for the Tier 1 Executive, 9 for each Tier 2 Executive and 6 for each Tier 3 Executive, monthly cash payments equal to the monthly employer contribution that we would have made to provide health insurance for the applicable participant if he or she had remained employed by us, based on the premiums as of the date of termination, in each case payable over 12 months for the Tier 1 Executive, 9 months for each Tier 2 Executive and 6 months for each Tier 3 Executive. In addition, for the Tier 1 Executive and each Tier 2 Executive, with respect to outstanding and unvested equity awards held by the participant and granted prior to December 23, 2021, such equity awards will be subject to any acceleration of vesting provisions as specified in the terms of the applicable award agreements.

The Executive Severance Plan also provides that upon a termination of employment by us other than for cause, death or disability or upon a resignation by an eligible participant for good reason, in either case within the change in control period, the participant will be entitled to receive, in lieu of the payments and benefits described above and subject to the execution and delivery of an a separation agreement and release containing, among other provisions, an effective release of claims in favor of Pardes and reaffirmation of the restrictive covenants agreement, (i) a lump sum cash severance amount equal to 150% for the Tier 1 Executive, 100% for each Tier 2 Executive, and 50% for each Tier 3 Executive, of the participant’s annual base salary in effect immediately prior to such termination (or the participant’s annual base salary in effect for the year immediately prior to the year of termination, if higher), (ii) a lump sum amount equal to 150% for the Tier 1 Executive, 100% for each Tier 2 Executive, and 50% for each Tier 3 Executive, of the participant’s annual target bonus in effect immediately prior to such termination (or the participant’s annual target bonus in effect immediately prior to the change in control, if higher), (iii) a lump sum amount equal to the monthly employer contribution that we would have made to provide health insurance for the participant if he or she had remained employed by us for 18 months for the Tier 1 Executive, 12 months for each Tier 2 Executive, and 6 months for each Tier 3 Executive, following the date of termination, based on the premiums as of the date of termination, and (iv) for all outstanding and unvested equity awards of Pardes that are subject to time-based vesting held by the participant, full accelerated vesting of such awards; provided, that any outstanding and unvested equity awards subject to performance conditions may become vested, exercisable and/or nonforfeitable in the plan administrator’s discretion or to the extent specified in the applicable award agreement.

The payments and benefits provided under the Executive Severance Plan in connection with a change in control may not be eligible for a federal income tax deduction by us pursuant to Section 280G of the Internal Revenue Code. These payments and benefits may also subject an eligible participant to an excise tax under Section 4999 of the Internal Revenue Code. If the payments or benefits payable to an eligible participant in connection with a change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, then those payments or benefits will be reduced if such reduction would result in a greater net after-tax benefit to the applicable participant.

Outstanding Equity Awards at 2021 Fiscal Year End

The following table sets forth certain information with respect to outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards(*)(1)						Stock Awards(*)(2)
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Uri A. Lopatin, M.D. Former Chief Executive Officer	2/29/2020	—	—		—	—	3,050,218	(4)	49,932,069
Heid Henson Chief Financial Officer	3/18/2021		241,593	(5)	3.88	3/17/2031
	7/1/2020	—	—		—	—	181,840	(6)	2,976,721
	10/1/2020						24,930	(7)	408,104
Philippe Tinmouth Chief Business & Strategy Officer	11/23/2021	—	422,340	(8)	8.19	11/22/2031
	7/27/2021	—	28,156	(9)	4.94	7/26/2031	—		—

(*) All option Awards were granted under the 2021 Stock Option and Incentive Plan, as amended from time to time. Option Awards and Stock Awards are presented on a post-Closing basis. In connection with the Business Combination, and pursuant to the Merger Agreement, each outstanding option to purchase shares of Old Pardes common stock was converted into an option to purchase shares of our Common Stock equal to the number of shares subject to such option prior to the consummation of the Business Combination multiplied by 1.4078 (rounded down to the nearest share), with the per share exercise price equal to the exercise price divided by 1.4078 (rounded up to the nearest cent). The option shares and exercise price per share set forth in this table reflect the as converted shares and exercise price per share. Such converted options shall remain subject to the same terms and conditions as set forth under the applicable original option award prior to the conversion, but were assumed and reissued under the 2021 Stock Option and Incentive Plan. In connection with the Business Combination, and pursuant to the Merger Agreement, the outstanding restricted stock of Old Pardes common stock was converted into restricted shares of our Common Stock equal to the number of shares subject to the restricted stock award multiplied by 1.4078 with the repurchase price was converted to equal the original purchase price divided by 1.4078. Such restricted stock shall remain subject to the same terms and conditions set forth under the applicable restricted stock award agreement.

(1)
The vesting of each stock option is subject to the named executive officer’s continuous service with us through the applicable vesting dates. Each of our named executive officers are entitled to accelerated vesting of all or a portion of their outstanding unvested equity awards upon a qualifying termination. For additional discussion, please see “—Employment Arrangements with Our Named Executive Officers” and “—Pardes Biosciences Inc. Executive Severance Plan.”
(2)
Each of our named executive officers are entitled to accelerated vesting of all or a portion of their outstanding unvested equity awards upon a qualifying termination. For additional discussion, please see “—Employment Arrangements with Our Named Executive Officers” and “—Pardes Biosciences Inc. Executive Severance Plan.”
(3)
Based on the closing sales price of $16.37 per share for our common stock on the Nasdaq Stock Market as of December 31, 2021.
(4)
This restricted stock award was granted pursuant to an individual restricted stock purchase agreement between us and the named executive officer in connection with the named executive officer’s commencement of employment with us. The restricted stock award is subject to repurchase by us upon certain circumstances, which repurchase restrictions lapse in accordance with the following schedule: 25% of the shares shall no longer be subject to repurchase by us on 2/29/2021 and such restrictions shall continue to lapse in equal monthly installments thereafter for the next three years, in each case subject to the applicable named executive officer’s continued service relationship with us through each applicable date.
(5)
Option award vests over 4 years with 25% vesting on 1/22/2022 and the remainder vesting in equal monthly installments thereafter, subject to continuous service on each applicable vesting date.
(6)
This restricted stock award was granted pursuant to an individual restricted stock purchase agreement between us and the named executive officer in connection with the named executive officer’s services for us as a consultant in 2020 prior to her commencing employment with us in 2021. The restricted stock award is subject to repurchase by us upon certain circumstances, which repurchase restrictions lapse in accordance with the following schedule: 25% of the shares shall no longer be subject to repurchase by us on 7/1/2021 and such restrictions shall continue to lapse in equal monthly installments thereafter for the next three years, in each case subject to the applicable named executive officer’s continued service relationship with us through each applicable date.

(7)
This restricted stock award was granted pursuant to an individual restricted stock purchase agreement between us and the named executive officer in connection with the named executive officer’s services for us as a consultant in 2020 prior to her commencing employment with us in 2021. The restricted stock award is subject to repurchase by us upon certain circumstances, which repurchase restrictions lapse in accordance with the following schedule: 25% of the shares shall no longer be subject to repurchase by us on 10/1/2021 and such restrictions shall continue to lapse in equal monthly installments thereafter for the next three years, in each case subject to the applicable named executive officer’s continued service relationship with us through each applicable date.
(8)
Option award vests over 4 years with 25% vesting on 11/22/2022 and the remainder vesting in equal monthly installments thereafter, subject to continuous service on each applicable vesting date.
(9)
Option award was granted to the named executive officer in connection with the named executive officer’s services for us as a consultant prior to his commencing employment with us in November 2021. Option award vests over 2 years with 50% vesting on 6/23/2022 and the remainder vesting in equal monthly installments thereafter, subject to continuous service on each applicable vesting date.

Director Compensation

Non-Employee Director Compensation Policy

We adopted a non-employee director compensation policy that is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, our non-employee directors are eligible to receive cash retainers (which will be prorated for partial years of service) and equity awards as set forth below:

Annual Retainer for Board Membership
Annual service on the board of directors	$35,000
Additional retainer for annual service as non-executive chairperson	$30,000

Additional Annual Retainer for Committee Membership
Annual service as audit committee chairperson	$15,000
Annual service as member of the audit committee (other than chair)	$7,500
Annual service as compensation committee chairperson	$10,000
Annual service as member of the compensation committee (other than chair)	$5,000
Annual service as nominating and corporate governance committee chairperson	$8,000
Annual service as member of the nominating and corporate governance committee (other than chair)	$4,000
Annual service as science and technology committee chairperson	$8,000
Annual service as member of the science and technology committee (other than chair)	$4,000

In addition, our policy provides that, upon initial election or appointment to the Board, each non-employee director will be granted a non-statutory stock option to purchase 75,000 shares of our Common Stock on the date of such director’s election or appointment to the board of directors, (“the Director Initial Grant”), subject to market checks around the time the award is granted. The Director Initial Grant will vest in substantially equal monthly installments over the three years, subject to a continued service relationship with us. On the date of each annual meeting of stockholders of Pardes, each non-employee director who will continue as a non-employee director following such meeting will be granted an annual award of a non-statutory stock option to purchase 37,500 shares of our common Stock, (the “Director Annual Grant”), subject to market checks around the time the award is granted. If a new non-employee director joins the Board and receives a Director Initial Grant within three months of the annual meeting of stockholders, then such non-employee director will not be granted a Director Annual Grant at that annual meeting of stockholders. The Director Annual Grant will vest in substantially equal monthly installments over twelve months but shall vest in full on the date of our next annual meeting of stockholders if earlier than the first anniversary of the grant date, subject to a continued service relationship with us. The Director Initial Grant and Director Annual Grant are subject to full acceleration vesting upon the sale of our company. All of the foregoing stock options would be granted with a per share exercise price equal to the fair market value of a share of our Common Stock on the date of grant and would have a 10-year term.

The aggregate amount of compensation, including both equity compensation and cash compensation, paid to any of our non-employee director in a calendar year period will not exceed $1,000,000 in the first calendar year such individual becomes a non-employee director and $750,000 in any other calendar year.

Director’s fees are prorated to the date the director is appointed or elected. We will reimburse all reasonable out-of-pocket expenses incurred by directors for their attendance at meetings of the Board or any committee thereof. Employee directors will receive no additional compensation for their service as a director.

Non-Employee Director Compensation Table - 2021

The following table presents the total compensation for each person (i) who served as a non-employee member of our board of directors during 2021, and (ii) who received compensation for such service during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards to, or pay any other compensation to such individuals. Uri A. Lopatin, M.D, our former Chief Executive Officer, did not receive any compensation for his service as a member of our board of directors during 2021. Dr. Lopatin’s compensation for services as an employee for fiscal 2021 is presented in “Executive Compensation – 2021 Summary Compensation Table.” Thomas G. Wiggans was not a member of the board of directors during 2021.

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)(4)		Total ($)
Mark Auerbach	2,096	1	489,450		491,547
Deborah M. Autor	1,060	—	725,850	(5)	726,910
Laura J. Hamill	1,245	—	726,019	(5)	727,264
J. Jay Lobell	1,295	—	489,450		490,745
James B. Tananbaum	1,085	—	489,450		490,535
Michael D. Varney	1,060	1	489,450		490,511

(1)
Represents the pro-rated fees for the non-employee directors who were appointed to serve as our director on December 23, 2021 in connection with the Business Combination.
(2)
As of December 31, 2021, the aggregate number of shares of Common Stock subject to unvested restricted stock awards held by our non-employee directors was as follows: 54,259 for Mr. Auerbach and 50,594 for Dr. Varney.
(3)
As of December 31, 2021, the aggregate number of shares of Common Stock subject to outstanding options held by our non-employee directors was as follows: 75,000 shares for each of Mr. Auerbach, Mr. Lobell, Dr. Tananbaum and Dr. Varney and 145,390 shares for each Ms. Autor and Ms. Hamill.
(4)
The amount represents the aggregate grant date fair value of stock options awarded during 2021, calculated in accordance with the provisions of FASB ASC Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of the options reported in this column are set forth in Note 9 to our consolidated financial statements included in this Annual Report. The amount reported reflects the accounting cost for the options and does not correspond to the actual economic value that may be received by the non-employee director upon the exercise of the options or any sale of the underlying shares of our common stock.
(5)
Includes awards issued by Old Pardes in 2021 to such individuals prior to the consummation of the Business Combination. In connection with the Business Combination, and pursuant to the Merger Agreement, each outstanding option to purchase shares of Old Pardes common stock was converted into an option to purchase shares of our Common Stock equal to the number of shares subject to such option prior to the consummation of the Business Combination multiplied by 1.4078 (rounded down to the nearest share), with the per share exercise price equal to the exercise price divided by 1.4078 (rounded up to the nearest cent). Such converted options shall remain subject to the same terms and conditions as set forth under the applicable option award prior to the conversion, but was assumed and reissued under the 2021 Stock Option and Incentive Plan. In connection with the Business Combination, and pursuant to the Merger Agreement, outstanding restricted stock of Old Pardes common stock was converted in restricted shares of our Common Stock equal to the number of shares subject to the restricted stock award multiplied by 1.4078 with the converted repurchase price equal to the purchase price divided by 1.4078. Such restricted stock shall remain subject to the same terms and conditions set forth under the applicable restricted stock award agreement.
(6)
As adjusted for the Business Combination as described in footnote (5), on August 1, 2021, Ms. Autor was granted an option to purchase 70,390 shares of our Common Stock at an exercise price of $6.95 for board services. Subject to continuous service through the applicable vesting date, the option vests over 4 years in equal monthly installments with the first installment vesting on the first month anniversary of the vesting commencement date. This option has a grant date fair value of $236,400, calculated in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of the grant date fair value is included in Note 9 to our consolidated financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that will be realized by Ms. Autor upon the vesting, exercise, or the sale of the share of common stock underlying such award.

(7)
As adjusted for the Business Combination as described in footnote (5), on July 27, 2021, Ms. Hamill was granted an option to purchase 70,390 shares of our Common Stock at an exercise price of $6.95 for board services. Subject to continuous service through the applicable vesting date, the option vests over 4 years in equal monthly installments with the first installment vesting on the first month anniversary of the vesting commencement date. This option has a grant date fair value of $236,569, calculated in accordance with the provisions of FASB ASC Topic 718. Assumptions used in the calculation of the grant date fair value is included in Note 9 to our consolidated financial statements included elsewhere in this Annual Report. This amount does not reflect the actual economic value that will be realized by Ms. Autor upon the vesting, exercise, or the sale of the share of common stock underlying such award.
(8)
As adjusted for the Business Combination as described in footnote (5), Mr. Auerbach and Mr. Varney received 70,390 shares and 35,195 shares, respectively, of restricted stock awards during 2021 for board services. The amounts reported represent the aggregate grant date fair value of the restricted stock awards granted to such individuals during 2021, calculated in accordance with FASB ASC Topic 718. The amounts reported in this column reflect the accounting cost for these restricted stock awards and do not correspond to the actual economic value that may be received by our non-employee directors upon the vesting of the restricted stock awards or any sale of the underlying shares of our common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-average Exercise Price of Outstanding Options (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)(2)	3,328,138	$5.57	9,664,206
Equity compensation plans not approved by security holders	—	—	—
	3,328,138	$5.57	9,664,206

(1)
Includes our 2021 Stock Option and Incentive Plan, as amended from time to time.
(2)
The number of shares of common stock reserved for issuance under the 2021 Stock Option and Incentive Plan automatically increases on January 1, 2022 and each January 1 thereafter by 5% of the number of shares of our common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2021 Plan. Subject to this provision, we added 3,118,949 shares to the 2021 Stock Option and Incentive Plan effective January 1, 2022, which is not included in the table.
(3)
The weighted average exercise price is calculated based solely on outstanding stock options.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 15, 2022:

•
each person who is known to be the beneficial owner of more than 5% of our outstanding Common Stock immediately following the closing of the Business Combination;
•
each of our current executive officers and directors; and
•
all of our executive officers and directors as a group following the closing of the Business Combination.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Common Stock beneficially owned by them. Unless otherwise noted, the business address of each of our executive officers and directors is 2173 Salk Ave., Suite 250, PMB#052, Carlsbad, CA 92008. The percentage of shares beneficially owned is based on 62,378,996 shares of Common Stock outstanding as of March 15, 2022:

Name and Address of Beneficial Owner	Number of Shares	%
Directors and Officers:
Thomas G. Wiggans	—	—
Uri A. Lopatin, M.D.(1)	5,706,058	9.1
Heidi Henson(2)	402,251	*
Lee D. Arnold, Ph.D.(3)	2,821,835	4.5
Brian P. Kearney, PharmD(4)	467,533	*
Sean P. Brusky	94,081	—
Elizabeth H. Lacy(5)	286,676	*
Philippe Tinmouth	—	—
Mark Auerbach(6)	78,723	*
Deborah M. Autor(7)	21,531	*
Laura J. Hamill(8)	21,531	*
J. Jay Lobell(9)	3,599,598	5.8
Michael D. Varney, Ph.D. (10)	78,723	*
James B. Tananbaum, M.D.(11)	14,636,155	23.5
All Directors and Executive Officers as a group (14 individuals)	28,214,695	45.0
Five Percent Holders:
Entities affiliated with FS Development Holdings II, LLC(11)	14,627,822	23.4
Khosla Ventures(12)	6,151,766	9.9
RA Capital Healthcare Fund, L.P. (13)	6,175,038	9.9
GMF Pardes LLC(9)	3,591,265	5.8

* Less than one percent.

(1)
Uri A. Lopatin, M.D. and Lopatin Descendants’ Trust are the record holders, respectively, of 5,327,798 and 351,948 shares of Common Stock. Uri A. Lopatin, M.D. and Katherine Lopatin are co-trustees of the Lopatin Descendants’ Trust and have sole voting and investment discretion over the shares described above. At May 14, 2022, 2,580,954 shares remain subject to a right of repurchase. Also includes 26,312 shares of Common Stock issuable to Dr. Lopatin pursuant to options exercisable within 60 days of March 15, 2022.
(2)
Consists of 316,753 restricted shares of Common Stock held by Ms. Henson, of which 173,755 shares remain subject to a right of repurchase at May 14, 2022 and 85,498 shares of Common Stock issuable to Ms. Henson pursuant to options exercisable within 60 days of March 15, 2022.
(3)
Consists of 2,815,585 restricted shares of Common Stock held by Dr. Arnold, of which 1,407,793 shares remain subject to a right of repurchase at May 14, 2022 and 6,250 shares of Common Stock issuable to Dr. Arnold pursuant to options exercisable within 60 days of March 15, 2022.
(4)
Consists of 457,533 restricted shares of Common Stock held by Dr. Kearney, of which 276,426 shares remain subject to a right of repurchase at May 14, 2022 and 10,000 shares of Common Stock issuable to Dr. Kearney pursuant to options exercisable within 60 days of March 15, 2022.
(5)
Consists of 211,169 restricted shares of Common Stock held by Ms. Lacy, of which 127,581 shares remain subject to a right of repurchase at May 14, 2022 and 75,507 shares of Common Stock issuable to Ms. Lacy pursuant to options exercisable within 60 days of March 15, 2022.
(6)
Consists of 70,390 restricted shares of Common Stock held by Mr. Auerbach, of which 46,927 shares remain subject to a right of repurchase at May 14, 2022 and 8,333 shares of Common Stock issuable to Mr. Auerbach pursuant to options exercisable within 60 days of March 15, 2022.
(7)
Consists of 21,531 shares of Common Stock issuable to Ms. Autor pursuant to options exercisable within 60 days of March 15, 2022.
(8)
Consists of 21,531 shares of Common Stock issuable to Ms. Hamill pursuant to options exercisable within 60 days of March 15, 2022.
(9)
Consists of (i) 3,091,265 shares of Common Stock held by GMF Pardes LLC and (ii) 500,000 shares of Common Stock issued in the PIPE Investment. Mr. Lobell, in his capacity as managing member of GMF Pardes LLC, may be deemed to have sole voting and investment discretion over the shares described above. Mr. Lobell disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein. Also consists of 8,333 shares of Common Stock issuable to Mr. Lobell pursuant to options exercisable within 60 days of March 15, 2022.

(10)
Consists of 70,390 restricted shares of Common Stock held by Dr. Varney, of which 43,995 shares remain subject to a right of repurchase at March 18, 2022 and 8,333 shares of Common Stock issuable to Mr. Varney pursuant to options exercisable within 60 days of March 15, 2022.
(11)
FS Development Holdings II, LLC is the record holder of 5,543,750 shares of Common Stock. Foresite Capital Management V, LLC (“FCM V”), as the general partner of Foresite Capital Fund V, L.P. (“FCF V LP”), and Foresite Capital Opportunity Management V, LLC (“FCOM V”), as the general partner of Foresite Capital Opportunity Fund V, L.P. (“Opportunity V”), with FCF V LP and Opportunity V being the sole members of FS Development Holdings II, LLC, have voting and investment discretion with respect to the common stock held of record by FS Development Holdings II, LLC. Each of FCF V LP and Opportunity V was issued 500,000 shares of Common Stock in the PIPE Investment. FCF V LP and Opportunity V also received, respectively, 5,966,140 and 1,792,932 shares of Common Stock as Merger Consideration. In addition, each of FCF V LP and Opportunity V purchased 162,500 shares in a block trade. Dr. Tananbaum, in his capacity as managing member of each of FCM V and FCOM V, may be deemed to have sole voting and investment discretion over the shares described above. Each of FCM V, FCOM V, and Dr. Tananbaum disclaim beneficial ownership of these shares except to the extent of any pecuniary interest therein. Also, with respect to Dr. Tananbaum, consists of 8,333 shares of Common Stock issuable to Dr. Tananbaum pursuant to options exercisable within 60 days of March 15, 2022.
(12)
Consists of (i) 3,400,464 shares of Common Stock held by Khosla Ventures Seed D, LP (“Seed D”) and (ii) 2,751,302 shares of Common Stock held by Khosla Ventures VII, LP (“KV VII”). The general partner of Seed D is Khosla Ventures Seed Associates D, LLC (“KVSAD”). The general partner of KV VII is Khosla Ventures Associates VII, LLC (“KVA VII”).VK Services, LLC (“VK Services”), is the sole manager of KVSA D and KVA VII. Vinod Khosla is the managing member of VK Services. Each of Mr. Khosla, VK Services and KVSA D may be deemed to share voting and dispositive power over the shares held by Seed D. Mr. Khosla, VK Services and KVSA D disclaim beneficial ownership of the shares held by Seed D, except to the extent of their respective pecuniary interests therein. The address for Mr. Khosla, and each of the foregoing entities is 2128 Sand Hill Road, Menlo Park, California 94025.
(13)
Consists of (i) 4,175,038 shares of Common Stock held of record by RA Capital Healthcare Fund, L.P., and (ii) 2,000,000 shares of Common Stock purchased in the PIPE Investment by RA Capital Healthcare Fund, L.P. RA Capital Management, L.P. is the investment manager for RA Capital Healthcare Fund, L.P. (“RACHF”). The general partner of RA Capital Management, L.P. is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the managing members. Each of Mr. Kolchinsky and Mr. Shah may be deemed to have voting and investment power over the shares held by RACHF. Mr. Kolchinsky and Mr. Shah disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of RA Capital Healthcare Fund, L.P. is 200 Berkeley Street, 18th Floor, Boston, MA 02116.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Unless otherwise indicated or the context otherwise requires, references in this section to “Pardes,” “we,” “us,” “our” and other similar terms refer to Old Pardes and its subsidiaries prior to the Business Combination and to Pardes and its consolidated subsidiaries after giving effect to the Business Combination.

Registration Rights Agreement

On the Closing Date, Pardes, Old Pardes, the FSDC II Investors (as defined below) and the Major Pardes Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the FSDC II Investors and the Major Pardes Investors (collectively, the “Investors”) are granted certain registration rights with respect to registrable securities (as defined in the Registration Rights Agreement) held by them. The FSDC II Investors include FS Development Holdings II, LLC, Daniel Dubin, Owen Hughes and Deepa Pakianathan.

In particular, the Registration Rights Agreement provides for the following registration rights:

•
Demand registration rights. At any time after the Closing Date, and following the expiration of any lock-up to which an Investor may be subject, Pardes will be required, upon the written request of either (i) FSDC II Investors holding a majority of the Registrable Securities held by all FSDC II Investors or (ii) Major Pardes Investors holding at least 30% of the Registrable Securities held by all Major Pardes Investors, to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) on Form S-1 or any similar long-form registration statement or, if then available, on Form S-3, and use reasonable best efforts to effect the registration of all or part of their registrable securities requested to be included in such registration by the Investors.

•
Shelf registration rights. Pardes will be required, to file a shelf registration statement pursuant to Rule 415 of Securities Act as soon as practicable after the Closing Date but in no event later than thirty (30) calendar days after the Closing Date registering the resale from time to time of all of the registrable securities then held by Investors that are not covered by an effective registration statement on the filing date. Pardes will use reasonable best efforts to cause the resale shelf registration statement to be declared effective as soon as possible after filing. At any time Pardes has an effective shelf registration statement, and assuming the expiration of the Lock-up Period (as defined in the Registration Agreement), if the Company shall receive a request from Investors holding registrable securities with an estimated market value of at least $5,000,000, to effect an underwritten shelf takedown, Pardes shall use its reasonable best efforts to as expeditiously as possible to effect the underwritten shelf takedown.
•
Limits on demand registration rights and shelf registration rights. Pardes shall not be obligated to effect: (a) more than one (1) demand registration or underwritten shelf takedown during any six-month period; (b) any demand registration at any time there is an effective resale shelf registration statement on file with the SEC; (c) more than two underwritten demand registrations in respect of all registrable securities held by the FSDC II Investors, including those made under a shelf registration statement, or (d) more than two underwritten demand registrations in respect of all registrable securities held by the Major Pardes Investors, including those made under a shelf registration statement.
•
Piggyback registration rights. At any time after the first anniversary of the Closing Date, if Pardes proposes to file a registration statement to register any of its equity securities under the Securities Act or to conduct a public offering, either for its own account or for the account of any other person, subject to certain exceptions, the Investors are entitled to include their registrable securities in such registration statement, subject to customary cut-back rights.
•
Expenses and indemnification. All fees, costs and expenses of underwritten registrations will be borne by Pardes and underwriting discounts and selling commissions will be borne by the holders of the shares being registered. The Registration Rights Agreement contains customary cross-indemnification provisions, under which Pardes is obligated to indemnify holders of registrable securities in the event of material misstatements or omissions in the registration statement attributable to Pardes, and holders of registrable securities are obligated to indemnify Pardes for material misstatements or omissions attributable to them.
•
Registrable securities. Securities of Pardes shall cease to be registrable securities upon the earlier of (i) tenth anniversary of the Closing Date and (ii) the date as of which (1) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, or (2) such securities shall have been transferred pursuant to Rule 144 of the Securities Act, or with respect to any Investor, securities of such Investor shall cease to be registrable securities, on the earlier of (x) the date such Investor ceases to hold at least 1% of the registrable securities or (y) if such Investor is an individual and such Investor is a director or an executive officer of Old Pardes or FSDC II as of immediately prior to the consummation of the Merger, the date when such Investor is permitted to sell the Registrable Securities under Rule 144 (or any similar provision) under the Securities Act without limitation on the amount of securities sold or the manner of sale.

The foregoing description of the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the full text of the Registration Rights Agreement, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

Voting Agreement

On the Closing Date, Pardes, the Sponsor and certain stockholders of Pardes (collectively, the “Voting Parties”) entered into a Voting Agreement, pursuant to which each Voting Party agrees to vote all voting securities of Pardes that it owns from time to time and that it may vote in an election of the Company’s directors (collectively, “Voting Shares”) in accordance with the provisions of the Voting Agreement, whether at a regular or special meeting of stockholders.

Pursuant to the Voting Agreement, the post-Closing Board immediately following the closing shall be comprised of seven directors, which shall be divided into three (3) classes, designated Class I, II and III, with Class I initially consisting of two directors (the “Class I Directors”), Class II initially consisting of two directors (the “Class II Directors”) and Class III initially consisting of three directors (the “Class III Directors”). J. Jay Lobell and Deborah M. Autor shall constitute the initial Class I Directors and shall be nominated in Class I, the members of which shall have an initial term that expires at the annual meeting of stockholders of the Company held in 2022; Michael D. Varney, Ph.D. and Laura J. Hamill shall constitute the Class II Directors and shall be nominated in Class II, the members of which shall have an initial term that expires at the annual meeting of stockholders of the Company held in 2023; and Uri A. Lopatin, M.D., Mark Auerbach and James B. Tananbaum, M.D. shall constitute the initial Class III Directors and shall be nominated in Class III, the members of which shall have an initial term that expires at the annual meeting of stockholders held in 2024. At least a majority of the Board shall qualify as Independent Directors.

Pursuant to the Voting Agreement, the Voting Agreement shall be in effect until the consummation of the 2024 annual stockholdings meeting (the “Term”), provided however, if at any time during the Term the Sponsor owns less than 1,385,937 shares of Class A Common Stock of the Company (as adjusted for any share split, share dividend or other share recapitalization, share exchange or other event), the rights of the Sponsor and the obligations of the Board shall automatically terminate.

Pursuant to the Voting Agreement, Old Pardes shall have the authority to appoint six directors to the Board, with such procedures as are determined by Old Pardes’s Board.

All directors elected pursuant to the terms of the Voting Agreement shall be removed from the Board (a) only upon the vote or written consent of the Voting Party that is entitled to nominate such director or (b) pursuant to the vote of the Company’s stockholders at any annual or special meeting of stockholders. Upon any individual elected to serve as a director pursuant to the Voting Agreement ceasing to be a member of the Board, whether by death, resignation or removal or otherwise, only the Voting Party that was entitled to nominate such individual shall have the right to fill any resulting vacancy in the Board; provided that such Voting Party still has the right to nominate the applicable director under the Voting Agreement.

The foregoing description of the Voting Agreement does not purport to be complete and is qualified in its entirety by the full text of the Voting Agreement, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

Lockup Agreement

On the Closing Date, Pardes and certain of its stockholders and optionholders (the “Stockholders Parties”) entered into a Lockup Agreement pursuant to which such Stockholder Parties agreed not to transfer any shares of Common Stock or options to purchase Common Stock received as Merger consideration (the “Covered Equity Interest”) for a period of 180 days following the Closing Date. Notwithstanding the foregoing, any Stockholder Party that is an executive officer or director shall be allowed to establish a 10b5-1 trading plan during the lockup period, provided that no trades are made under the plan during the 180 day lock-up period.

The foregoing description of the Lockup Agreement does not purport to be complete and is qualified in its entirety by the full text of the Lockup Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Certain Relationships and Related Person Transaction – GMF Pardes LLC

In connection with the Business Combination, as part of the PIPE Investment, GMF Pardes LLC, an affiliate of our director J. Jay Lobell entered into a subscription agreement to purchase an aggregate of 500,000 shares of Common Stock at a purchase price of $10 per share in a private placement.

Certain Relationships and Related Person Transactions – FSDC II

On August 26, 2020, the Sponsor purchased an aggregate 2,875,000 Founders Shares for a total purchase price of $25,000, or approximately $0.009 per share. On January 22, 2021, the Sponsor transferred 30,000 Founder Shares to each of Daniel Dubin, M.D., Owen Hughes and Deepa Pakianathan, Ph.D., at their original per-share purchase price, for an aggregate of 90,000 Founder Shares transferred. On February 5, 2021, we effected a 1:11/2 stock split of the Class B Common Stock and on February 16, 2021, we effected a 1:11/6 stock split of the Class B common stock, resulting in the Sponsor holding an aggregate of 4,941,250 Founder Shares and there being an aggregate of 5,031,250 Founder Shares outstanding. The number of Founders Shares outstanding was determined based on the expectation that the total size of the FSDC II IPO would be a maximum of 20,125,000 shares of Class A Common Stock if the underwriters’ over-allotment option was exercised in full, and therefore that such Founders Shares would represent 20% of the issued and outstanding shares of common stock (excluding the Private Placement Shares) after such offering.

The Sponsor purchased 602,500 Private Placement Shares at a price of $10.00 per share, or $6,602,500 in the aggregate, in a private placement that closed simultaneously with the FSDC II IPO.

Pursuant to a letter agreement dated February 16, 2021 delivered to FSDC II, the holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the Closing of the Business Combination and (ii) the date following the Closing of the Business Combination on which Pardes completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing of the Business Combination, the Founder Shares will be released from the lockup under this letter agreement. The foregoing description of the lock-up provisions under this letter agreement does not purport to be complete and is qualified in its entirety by the full text of the letter agreement, a copy of which is attached hereto as Exhibit 10.8 and is incorporated herein by reference.

Until the Closing, FSDC II utilized office space at 900 Larkspur Landing Circle, Suite 150, Larkspur, CA 94939 from the Sponsor. Following the closing of the FSDC II IPO, FSDC II paid an affiliate of the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of its management team pursuant to the terms of an administrative services agreement between FSDC II and the Sponsor, which terminated as of the Closing of the Business Combination.

The Sponsor and FSDC II’s executive officers and directors were reimbursed for any out-of-pocket expenses incurred in connection with activities on FSDC II’s behalf, in connection with the completion of an initial business combination, such as identifying potential target businesses and performing due diligence on suitable business combinations. FSDC II’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or its or their affiliates. No compensation of any kind, including finder’s and consulting fees, were paid by FSDC to the Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination.

The Sponsor loaned FSDC II $200,000 to be used for a portion of the expenses of the FSDC II IPO. These loans were non-interest bearing and were payable upon the closing of the FSDC II IPO. These loans were fully repaid on February 19, 2021.

In connection with the Business Combination, as part of the PIPE Investment, certain affiliates of Sponsor entered into subscription agreements to purchase an aggregate of 1,000,000 shares of Common Stock at a purchase price of $10 per share in a private placement.

Previously, FSDC II entered into a registration rights agreement (the “prior registration rights agreement”) with respect to the Founders Shares and Private Placement Shares. The holders of these securities were entitled to make up to three demands, excluding short form demands, that FSDC II register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of FSDC II’s initial business combination. FSDC II bears the expenses incurred in connection with the filing of any such registration statements. As part of the prior registration rights agreement, certain holders of registrable securities agreed to a lock-up period of one year from the Closing of the Business Combination

In connection with the Closing of the Business Combination, the FSDC II Investors and certain other stockholders entered into the Registration Rights Agreement with FSDC II and Pardes that replaced the prior registration rights agreement. For more information on the Registration Rights Agreement, see “Certain Relationships and Related Person Transactions – Registration Rights Agreement.”

In connection with the execution of the Merger Agreement, the FSDC II Investors entered into support agreements with FSDC II, Old Pardes and Sponsor. Under such support agreements, each such stockholder agreed to vote, at any meeting of the stockholders of FSDC II, and in any action by written consent of the stockholders of FSDC II, all of such stockholder’s Class B Common Stock of FSDC II (i) in favor of (A) the Merger Agreement, (B) certain proposals requiring approval by the stockholders of the Company in connection with Business Combination, and (C) the transactions contemplated by the Merger Agreement and the Company Support Agreement, and (ii) in favor of any other matter reasonably necessary to the consummation of the transactions contemplated by the Merger Agreement and the approval of such stockholder proposals. In addition, such support agreements prohibit each such stockholder from, among other things, selling, assigning or transferring any Class B Common Stock of FSDC II held by such stockholder or taking any action that would prevent or disable such stockholder from performing its obligations under the support agreement.

In addition, in connection with the Closing of the Merger, the Sponsor and certain other stockholders entered into a Voting Agreement with Pardes. For more information on the Voting Agreement, see “Certain Relationships and Related Person Transactions — Voting Agreement.”

Certain Relationships and Related Person Transactions – Old Pardes

Series A Preferred Stock Financing

On January 26, 2021, Old Pardes concluded the closing of its Series A Preferred Stock financing, pursuant to its Series A Preferred Stock Purchase Agreement, (the “Series A Purchase Agreement”), at which Old Pardes issued an aggregate of 13,756,122 shares (9,771,425 shares as originally issued) of Series A Preferred Stock at a purchase price of $4.5541 per share, 3,967,207 shares (2,818,034 shares as originally issued) of Series A-1 Preferred Stock at a purchase price of $1.2420 per share, 852,908 shares (605,850 shares as originally issued) of Series A-2 Preferred Stock at a purchase price of $2.4841 per share and 1,024,956 shares (728,058 shares as originally issued) of Series A-3 Preferred Stock at a purchase price of $2.8981 per share (together, the “Series A Preferred Stock”). In connection with the Series A Purchase Agreement, certain holders of Old Pardes’s capital stock exchanged Simple Agreements for Future Equity (“SAFEs”) held by such holders for Series A Preferred Stock pursuant to the Series A Preferred Stock Purchase Agreement. Khosla Ventures D, LP, a holder of more than 5% of Old Pardes’s capital stock, and Sara Lopatin, an immediate family member of Old Pardes’s chief executive officer, Uri A. Lopatin, M.D. exchanged SAFEs in the following amounts in connection with the Series A Purchase Agreement:

Name of Old Pardes Affiliate	Number of Shares of Series A-1 Preferred Stock Received	Total SAFE Balance Exchanged for Series A-1 Preferred Stock	Number of Shares of Series A-2 Preferred Stock Received	Total SAFE Balance Exchanged for Series A-2 Preferred Stock	Number of Shares of Series A-3 Preferred Stock Received	Total SAFE Balance Exchanged for Series A-3 Preferred Stock
Khosla Ventures Seed D, LP	2,415,458	$3,000,000	—	—	—	—
Sara Lopatin	—	—	40,256	$100,000	17,252	$50,000

Entities affiliated with the Sponsor and FSDC II’s officers and directors own 7,759,113 shares (5,511,517 shares as originally issued) Series A Preferred Stock of Old Pardes, acquired at a purchase price of $4.5541 per share, or approximately $25,100,000 in the aggregate. Such shares would be valued (on an as converted basis) at approximately $77,590,720 at the conversion ratio of 1.4078 of Pardes’s shares to Common Stock in the Merger as of December 23, 2021, and based on a $10.00 per share price of the Common Stock in the PIPE Investment.

SAFE Agreement

On July 20, 2020 and December 11, 2020, Old Pardes entered into two SAFE Agreements with Sara Lopatin, an immediate family member of Old Pardes’s chief executive officer, Uri A. Lopatin, M.D., in an aggregate amount of $150,000.

Convertible Notes

On November 15, 2021, we entered a convertible note purchase agreement providing for the purchase and sale of up to $25.0 million of unsecured convertible promissory term notes (the “Convertible Notes”). As of November 15, 2021, we issued Convertible Notes for an aggregate principal amount of $10.0 million to certain of our stockholders affiliated with the Sponsor and FSDC II. The Convertible Notes accrued interest at the annual rate of 4% per annum and had a stated maturity date of October 31, 2022. The Convertible Notes were due and payable at the earlier of the closing under the Merger Agreement, the closing of a “corporate transaction” and at any time on or after the maturity date at our election or upon demand of a purchaser. We used proceeds from the closing of the Business Combination to repay outstanding principal amounts and accrued and unpaid interest under the outstanding Convertible Notes as of the closing. The Convertible Notes were repaid in full at the closing of the Business Combination on December 23, 2021.

Policies and Procedures for Related Person Transactions

We adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries were, are or will be a participant, and in which any related person had, has or will have a direct or indirect material interest. This also includes any material amendment or modification to an existing Related Person Transaction. A “Related Person” means:

•
any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors or director nominees;
•
any person who is known by us to be the beneficial owner of more than five percent (5%) of its voting stock;
•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of our voting stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

The audit committee of our board of directors will have the responsibility for reviewing and approving any related person transactions. In reviewing any related person transaction, the audit committee will take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the related person transaction.

Our audit committee consists of Mark Auerbach, Laura J. Hamill, and J. Jay Lobell. The Board has determined each member of the audit committee is independent under the listing standards of the Nasdaq Stock Market, or the Listing Standards, and Rule 10A-3(b)(1) of the Exchange Act.

Item 14. Principal Accounting Fees and Services.

Effective December 23, 2021, our independent public accounting firm is KPMG LLP, Irvine, California (PCAOB Auditor ID: 185).

Prior the Closing of the Business Combination, WithumSmith+Brown, PC (“Withum”) served as the independent registered public accounting firm for FSDC II with respect to the review of the 2021 quarterly financial statements on Form 10-Q and SEC filings associated with Business Combination.

The following is a summary of fees for audit services provided by KPMG LLP and Withum for services rendered.

Fee Category	2021	2020
Audit Fees(1)	$1,237,805	$50,000
Audit -Related Fees(2)	-	-
Tax Fees(3)	7,500	-
All Other Fees(4)	-	-
	$1,245,305	$50,000
(1)
Audit Fees. Audit fees consist of fees billed or to be billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The 2021 audit fees include: $140,305 of fees billed by Withum related to audit services and SEC filings; $687,500 of fees billed by KPMG LLP prior to the Business Combination related to SEC filings associated with the Business Combination; and $410,000 of fees billed by KPMG LLP after the business combination related to audit services and SEC filings. The 2020 audit fees represent fees billed by KPMG LLP prior to the Business Combination for the audit of Old Pardes for the period February 27, 2020 (inception) through December 31, 2020.
(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)
Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum $7,500 for tax fees during the year ended December 31, 2021.
(4)
All Other Fees. All other fees consist of fees billed for all other services.

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy. The Chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, provided that such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the consolidated financial statements included herein, see Index to the Consolidated Financial Statements of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)
Exhibits:

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1

Merger Agreement, dated as of June 29, 2021, and as amended on November 7, 2021, by and among Pardes Biosciences, Inc., Shareholder Representative Services LLC, FS Development Corp. II, and Orchard Merger Sub, Inc. as amended by Amendment No. 1 dated November 7, 2021

			Annex A to the Proxy Statement/Prospectus	December 1, 2021	333-258442

3.1	Second Amended and Restated Certificate of Incorporation of FS Development Corp. II		Exhibit 3.1 on Form 8-A12B/A	December 23, 2021	001-40067

3.2	Amended and Restated By-laws of Pardes Biosciences, Inc.		Exhibit 3.2 on Form 8-A12B/A	December 23, 2021	001-40067

4.1	Form of Specimen Common Stock Certificate		Exhibit 4.1 on Form S-4/A	November 17, 2021	333-258442

4.2	Description of Pardes Biosciences Inc.'s securities registered under Section 12		Form 8-A12B/A	December 23, 2021	001-40067

10.1	Registration Rights Agreement, dated December 23, 2021, by and among Pardes Biosciences, Inc. and the stockholders party thereto		Exhibit 10.1 on Form 8-A12B/A	December 23, 2021	001-40067

10.2	Voting Agreement, dated December 23, 2021, by and among Pardes Biosciences, Inc. and the other parties thereto		Exhibit 10.2 on Form 8-K	December 30, 2021	001-40067

10.3	Lockup Agreement, dated December 23, 2021, by and among Pardes Biosciences, Inc. and the other parties thereto		Exhibit 10.3 on Form 8-K	December 30, 2021	001-40067

10.4	Form of Subscription Agreement		Annex F to the Proxy Statement/Prospectus	December 1, 2021	333-258442

10.5	Letter Agreement, dated June 29, 2021, by and among FS Development Corp. II, Pardes Biosciences, Inc. and Gilead Sciences, Inc.		Exhibit 10.6 on Form 8-K	June 29, 2021	001-40067

10.6	Company Support Agreement, dated as of June 29, 2021, by and among FS Development Corp. II and certain supporting stockholders of Pardes Biosciences, Inc.		Exhibit 10.2 of Form 8-K	June 29, 2021	001-40067

10.7

FS Development Corp. II Support Agreement, dated as of June 29, 2021, by and among FS Development Corp. II, Pardes Biosciences, Inc., FS Development Holdings II, LLC and certain supporting stockholders of FS Development Corp. II

			Exhibit 10.1 on Form 8-K	June 29, 2021	001-40067

10.8	Letter Agreement dated as of February 16, 2021, by and among FS Development Corp. II, FS Development Corp. II’s officers and directors, and FS Development Holdings II, LLC		Exhibit 10.4 on Form 8-K	February 19, 2021	001-40067

10.9	2021 Stock Option and Incentive Plan		Annex E to the Proxy Statement/Prospectus	December 1, 2021	333-258442

10.10	Forms of Award Agreements under the 2021 Stock Option and Incentive Plan		Exhibit 10.5 on Form 8-K	December 30, 2021	001-40067

10.11	2022 Inducement Plan		Exhibit 99.3 to Form S-8 Registration Statement	March 2, 2022	333-263229

10.12	Form of Award Agreements under the 2022 Inducement Plan		Exhibit 99.4 to Form S-8 Registration Statement	March 2, 2022	333-263229

10.13	Form of Indemnification Agreement for Directors of Pardes Biosciences, Inc.		Exhibit 10.6 on Form 8-K	December 30, 2021	001-40067

10.14	Form of Indemnification Agreement for Executive Officers of Pardes Biosciences, Inc.		Exhibit 10.7 on Form 8-K	December 30, 2021	001-40067

10.15	Amended and Restated Offer Letter, dated December 21, 2020, by and between Pardes Biosciences, Inc. and Uri A. Lopatin, M.D.		Exhibit 10.9 on Form 8-K	December 30, 2021	001-40067

10.16	Offer Letter, dated January 20, 2021, by and between Pardes Biosciences, Inc. and Heidi Henson		Exhibit 10.10 to S-1 preliminary Registration Statement	January 21, 2022	333-262279

10.17	Offer Letter, dated November 22, 2021, by and between Pardes Biosciences, Inc. and Philippe Tinmouth		Exhibit 10.11 to S-1 preliminary Registration Statement	January 21, 2022	333-262279

10.18#††	Employment Agreement dated March 1, 2022, by and between Pardes Biosciences, Inc. and Thomas G. Wiggans	x

10.19	Executive Severance Plan		Exhibit 10.13 on Form 8-K	December 30, 2021	001-40067

10.20	Senior Executive Cash Incentive Bonus Plan		Exhibit 10.13 to S-1 Registration Statement	January 21, 2022	001-40067

10.21#	Transition and Separation Agreement and General Release of Claims dated March 25, 2022, by and between Pardes Biosciences, Inc. and Uri A. Lopatin, M.D.	x

10.22#	Consulting Agreement dated March 25, 2022, by and between Pardes Biosciences, Inc. and Uri A. Lopatin, M.D.	x

16.1	Letter dated December 28, 2021, from Withum to the Securities and Exchange Commission		Exhibit 16.1 to Form 8-K	December 30, 2021	001-40067

21.1	List of Subsidiaries	x

23.1	Consent of KPMG LLP	x

24.1	Power of Attorney (included on signature page)	x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

32.1†††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

32.2†††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†† Certain confidential portions (indicated by brackets and asterisks) have been omitted from this exhibit

††† These certifications will not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent specifically incorporated by reference into such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pardes Biosciences, Inc.

Date: March 29, 2022	By:	/s/ Thomas G. Wiggans
Thomas G. Wiggans
Chief Executive Officer and Chair of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas G. Wiggans and Heidi Henson, and each of them, as his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas G. Wiggans	Chief Executive Officer and Chair of the Board of Director	March 29, 2022
Thomas G. Wiggans	(Principal Executive Officer)

/s/ Heidi Henson	Chief Financial Officer	March 29, 2022
Heidi Henson	(Principal Accounting Officer)

/s/ Mark Auerbach	Director	March 29, 2022
Mark Auerbach

/s/ Deborah M. Autor	Director	March 29, 2022
Deborah M. Autor

/s/ Laura J. Hamill	Director	March 29, 2022
Laura J. Hamill

/s/ J. Jay Lobell	Director	March 29, 2022
J. Jay Lobell

/s/ Uri A. Lopatin, M.D.	Director	March 29, 2022
Uri A. Lopatin, M.D.

/s/ James B. Tananbaum, M.D.	Director	March 29, 2022
James B. Tananbaum, M.D.

/s/ Michael D. Varney, Ph.D.	Director	March 29, 2022
Michael D. Varney, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Pardes Biosciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pardes Biosciences, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021 and for the period from February 27, 2020 (inception) through December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from February 27, 2020 (inception) through December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2021.

Irvine, California

March 29, 2022

PARDES BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and par value data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$268,678	$3,410
Prepaid expenses and other current assets	6,581	194
Total current assets	275,259	3,604
Total assets	$275,259	$3,604
Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$2,385	$1,394
Accrued expenses	6,580	408
Simple agreements for future equity (SAFE)	—	14,808
Total current liabilities	8,965	16,610
Total liabilities	8,965	16,610
Commitments and contingencies (Note 11)
Stockholders' equity (deficit):
Preferred stock: $0.0001 par value; 10,000,000 and no shares authorized at December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock: $0.0001 par value and $0.00001 par value at December 31, 2021 and December 31, 2020, respectively; 250,000,000 and 10,000,000 authorized at December 31, 2021 and December 31, 2020, respectively; 62,378,996 and 9,656,049 shares issued at December 31, 2021 and December 31, 2020, respectively; 56,765,533 and no shares outstanding at December 31, 2021 and December 31, 2020, respectively	6	—
Additional paid-in capital	317,812	—
Accumulated deficit	(51,524)	(13,006)
Total stockholders' equity (deficit)	266,294	(13,006)
Total liabilities and stockholders' equity (deficit)	$275,259	$3,604

The accompanying notes are an integral part of these consolidated financial statements.

PARDES BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Year Ended December 31,	Period from February 27, 2020 (inception) through December 31,
	2021	2020
Operating expenses:
Research and development	$28,152	$4,563
General and administrative	10,336	750
Total operating expenses	38,488	5,313
Loss from operations	38,488	5,313
Other income (expense):
Interest expense, net	(30)	—
Change in fair value of SAFE liability	—	(7,693)
Total other expense, net	(30)	(7,693)
Net loss and comprehensive loss	$(38,518)	$(13,006)
Weighted-average number of common shares —basic and diluted	3,800,506	—
Net loss per share — basic and diluted	$(10.13)	$—

The accompanying notes are an integral part of these consolidated financial statements.

PARDES BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at February 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Net loss	—	—	—	—	—	(13,006)	(13,006)
Balance at December 31, 2020	—	—	—	—	—	(13,006)	(13,006)
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $176	13,756,122	44,324	—	—	—	—	—
Conversion of SAFE agreements into shares of convertible preferred stock	5,845,071	14,808	—	—	—	—	—
Conversion of preferred stock	(19,601,193)	(59,132)	19,601,193	2	59,130	—	59,132
Issuance of common stock in connection with the Business Combination, net of the transaction costs of $16,472	—	—	25,758,750	3	184,898	—	184,901
Redemption of common stock in connection with the Business Combination	—	—	(243,989)	—	(2,440)	—	(2,440)
Common stock issued through PIPE financing	—	—	7,500,000	1	74,999	—	75,000
Vesting of restricted stock awards into common stock	—	—	4,148,171	—	—	—	—
Exercise of options	—	—	1,408	—	4	—	4
Stock-based compensation expense	—	—	—	—	1,221	—	1,221
Net loss	—	—	—	—	—	(38,518)	(38,518)
Balance at December 31, 2021	—	$—	56,765,533	$6	$317,812	$(51,524)	$266,294

The accompanying notes are an integral part of these consolidated financial statements.

PARDES BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,	Period from February 27, 2020 (inception) through December 31,
	2021	2020
Operating activities:
Net loss	$(38,518)	$(13,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of SAFE liability	—	7,693
Stock-based compensation expense	1,221	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,386)	(44)
Accounts payable	756	1,394
Accrued expenses	6,009	408
Net cash used in operating activities	(36,918)	(3,555)
Financing activities:
Proceeds from issuance of common stock in connection with the Business Combination	198,933	—
Proceeds from PIPE	75,000	—
Payment of the Business Combination and PIPE transaction costs	(16,075)	—
Proceeds from issuance of the Convertible Notes	10,000	—
Repayment of the Convertible Notes	(10,000)	—
Proceeds from issuance of convertible preferred stock into common stock	44,500	—
Payment of issuance costs for convertible preferred stock	(176)	—
Proceeds from exercise of stock options	4	—
Proceeds from issuance of SAFE agreements	—	6,965
Net cash provided by financing activities	302,186	6,965
Increase in cash and cash equivalents	265,268	3,410
Cash and cash equivalents at beginning of period	3,410	—
Cash and cash equivalents at end of period	$268,678	$3,410
Non-cash financing activities:
Conversion of convertible preferred shares into common stock	$(59,132)	$—
Unpaid Business Combination and PIPE transaction included in accounts payable and accrued expenses	$397	$—
Conversion of 2020 SAFE agreements into shares of convertible preferred stock	$(14,808)	$—
Other receivable in connection with the issuance of SAFE agreements	$—	$150

The accompanying notes are an integral part of these consolidated financial statements.

PARDES BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Description of Business

Unless the context otherwise requires, references in these notes to “Pardes,” “the Company,” “we,” “us” and “our” and any related terms are intended to mean Pardes Biosciences, Inc. and its subsidiaries.

Pardes Biosciences, Inc. is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics to improve the lives of patients suffering from life-threatening disease, starting with our lead candidate, PBI-0451, which is in clinical development and intended to treat and prevent coronaviral (CoV) infections. COVID-19 is caused by infection with the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and has emerged as the most significant pandemic threat for the world in many decades. We have built a discovery platform designed to target reactive nucleophiles, such as those in cysteine proteases. By leveraging our deep understanding of structure-based drug design, reversible covalent chemistry and viral biology, we have discovered and are developing novel product candidates with low nanomolar potency against SARS-CoV-2 and broad activity against all known pathogenic human coronaviruses. Our lead product candidate, PBI-0451, inhibits the main coronaviral cysteine protease (Mpro), a viral protein essential for replication of all known coronaviruses, including SARS-CoV-2.

References in these notes to the consolidated financial statements to “Pardes Biosciences, Inc.,” refer to Pardes Biosciences Sub, Inc., a Delaware corporation incorporated in February 2020 and formerly known as Pardes Biosciences, Inc. (“Old Pardes”), for the periods prior to its business combination transaction which took place on December 23, 2021 (“Business Combination”) and Pardes Biosciences, Inc., a Delaware corporation incorporated in August 2020 and formerly known as FS Development Corp. II (“FSDC II”), and its subsidiaries for the periods following the Business Combination.

Business Combination

Effective December 23, 2021 (the “Closing Date”), Old Pardes and FSDC II completed the Business Combination pursuant to the terms of the Agreement and Plan of Merger, dated as of June 29, 2021 (as amended on November 7, 2021, the “Merger Agreement”), by and among Old Pardes, Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (the “Stockholders’ Representative”), FSDC II and Orchard Merger Sub Inc., a Delaware corporation (“Merger Sub”). FSDC II was formed in August 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On the day prior to the Closing Date, Old Pardes changed its name to “Pardes Biosciences Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC II changed its name to “Pardes Biosciences, Inc.” (together with its consolidated subsidiaries, “New Pardes”), and (ii) Old Pardes merged with and into Merger Sub (the “Merger”), with Old Pardes as the surviving company in the Merger and, after giving effect to such Merger, Old Pardes becoming a wholly-owned subsidiary of New Pardes.

In connection with the Business Combination, certain investors purchased an aggregate of $75.0 million of our Common Stock in a private placement of public equity (the “PIPE Investment”). Together with FSDC II’s cash resources and funding of the PIPE Financing, we received net proceeds of approximately $257.5 million.

For additional information on the Business Combination, please refer to Note 4, Business Combination, to these consolidated financial statements.

Through December 31, 2021, we have funded our operations primarily with proceeds from issuance of Simple Agreements for Future Equity (“SAFEs”), convertible preferred stock financing, and through the Business Combination and the PIPE Investment. We believe that our $268.7 million of cash and cash equivalents as of December 31, 2021 will enable us to fund our planned operations for at least twelve months from the issuance date of these consolidated financial statements, though we may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. Management's expectations with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to management, and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by us, and we may need to seek additional funds sooner than anticipated. If adequate funds are not available to us on a timely basis, on acceptable terms or at all, management may be required to delay, limit, reduce or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to us, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. The future progression of the pandemic and its effects on our business and operations are uncertain.

We are monitoring the potential impact of COVID-19 on our business and consolidated financial statements. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business, and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact business, results of operations and financial condition, including our ability to obtain financing.

To date, we have not incurred impairment losses in the carrying values of our assets as a result of the pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the consolidated financial statements.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and prospects. The extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, financial condition, and liquidity, including planned and future clinical trials and research and development costs, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19, the actions taken to contain or treat it, and the duration and intensity of the related effects.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include those of us and our subsidiary, Pardes Biosciences Sub, Inc., after elimination of all intercompany accounts and transactions. These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Our date of inception was February 27, 2020, and the fiscal year-end is December 31.

As a result of the Business Combination, the shares and corresponding capital amounts and loss per share related to Old Pardes’s outstanding redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the Exchange Ratio established in the Merger Agreement. For additional information on the Business Combination and the Exchange Ratio, please read Note 4, Business Combination, to these consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. Such estimates include the valuation of the SAFEs, the valuation of stock-based awards and accrual of research and development expenses. On an ongoing basis, management evaluates its estimates and judgments, which are based on our historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. By their nature, estimates are subject to inherent degree of uncertainty and, as such, actual results may ultimately materially differ from management’s estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments which potentially subject us to significant concentration of credit risk consist of cash and money market accounts. We maintain deposits in federally insured financial institutions in excess of federally insured limits. We have not experienced any losses in such accounts, and management believes that we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources, including unrealized gains and losses on investments and foreign currency gains and losses. Net loss and comprehensive loss were the same for all periods presented.

Deferred Offering Costs

We capitalize costs that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated at which time such costs are recorded in stockholders’ equity as a reduction against the gross proceeds of the offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments. Prior to their conversion, we remeasured our SAFE agreements to fair value each reporting period (see Note 3).

Accrued Research and Development Expense

We estimate our expenses resulting from our obligations under contracts with vendors, consultants, and contract research organizations (“CRO”), and contract manufacturing organizations (“CMO”) in connection with conducting research and development activities. The financial terms of these contracts vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our consolidated financial statements by matching those expenses with the period in which services and efforts are expended.

We estimate our accrued research and development expenses as of each balance sheet date based on facts and circumstances known at the time. The significant estimates in our accrued expenses include costs incurred for services performed by vendors in connection with research and development activities for which we have yet been invoiced. If timelines or contracts are modified based upon changes in the protocol or scope of work to be performed, we modify our estimates and accruals accordingly on a prospectus basis. During the course of a study or contract, we adjust our rate of expense recognition if actual results differ from our estimates.

Research and Development Expenses

Research and development expenses are charged to expense as incurred when these expenses have no alternative future uses. We are obligated to make upfront payments upon execution of certain research and development agreements. Advance payments, including nonrefundable amounts, for goods and services that will be used or rendered for future research and development activities are deferred. Such amounts are recognized as expense as the related good are delivered or related services are performed or such time when we do not expect the goods to be delivered or services to be performed.

Research and development expenses primarily consist of costs associated with research and development activities including salaries, benefits, share-based compensation and services provided by outside organizations and consultants for preclinical and clinical development activities, manufacturing costs for non-commercial products, and supplies, equipment and materials used in research and development activities.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and expensed as incurred since recoverability of such expenditures is uncertain.

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the awards. We do not apply a forfeiture rate to unvested awards and account for forfeitures as they occur. The vesting period generally approximates the expected service period of the awards. Stock-based compensation is included in research and development expenses and general and administrative expenses in our consolidated statements of operations and comprehensive loss.

We estimate the fair value of stock option grants using the Black-Scholes option pricing model on the date of grant. This method requires certain assumptions be used as inputs, such as the fair value of the underlying common stock, a risk-free interest rate, expected volatility of the common stock, expected term of the option before exercise and expected dividend yield. Options granted have a maximum contractual term of ten years. We have limited historical stock option activity and therefore estimate the expected term of stock options granted using the simplified method, which represents the arithmetic average of the original contractual term of the stock option and its weighted-average vesting term. The expected volatility of stock options is based upon the historical volatility of a number of publicly traded companies in similar stages of clinical development. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. The risk-free interest rates used are based on the U.S. Treasury yield in effect at the time of grant for zero-coupon U.S. treasury notes with maturities approximately equal to the expected term of the stock options. We have historically not declared or paid any dividends and do not currently expect to do so in the foreseeable future, and therefore have estimated the dividend yield to be zero.

For restricted stock awards, the fair value of the award is the estimated fair value of our common stock on the grant date.

Prior to the Closing Date of the Business Combination, the fair value of the shares of common stock had historically been determined by our Board of Directors as there was no public market for the common stock. The Board of Directors determined the fair value of the common stock by obtaining third-party valuations of our common stock using the option pricing method and the probability-weighted expected return method. Significant assumptions used in determining the fair value of common stock include volatility, discount for lack of marketability, and the expected timing of a future liquidity event.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, management would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2021 and 2020, respectively, we maintained a valuation allowance against our deferred tax assets as we concluded it had not met the “more likely than not” to be realized threshold. Changes in the valuation allowance when they are recognized in the provision for income taxes may result in a change in the estimated annual effective tax rate.

We record uncertain tax positions on the basis of a two-step process whereby (1) management determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, management recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We recognize interest and penalties related to unrecognized tax benefits within income tax expense. Any accrued interest and penalties are included within the related tax liability.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and assessing performance. The chief operating decision maker is the chief executive officer. We view our operations and manage our business as one operating segment and one reportable segment. No product revenue has been generated since inception and all assets are held in the United States.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. There were 56,765,533 common shares outstanding as of December 31, 2021 (none as of December 31, 2020). Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the unvested restricted stock are considered participating securities. Our participating securities do not have a contractual obligation to share in our losses. As such, the net loss was attributed entirely to common stockholders for all periods presented.

Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Common stock equivalents are only included when their effect is dilutive. For the periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to net loss position.

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would be anti-dilutive (in common stock equivalent shares):

	December 31, 2021	February 27, 2020 (inception) through December 31, 2020
Outstanding stock options	3,328,138	—
Restricted common stock subject to repurchase or forfeiture	5,613,463	9,656,049
Total	8,941,601	9,656,049

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. For public entities that are Securities and Exchange Commission (“SEC”) filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

In 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes. The amendments in ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. AUS 2019-12 became effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. For emerging growth companies (“EGCs”), the standard is effective for fiscal years beginning after December 15, 2021. We currently do not expect the adoption of ASU 2019-12 to have a significant impact on our consolidated financial statements.

Note 3. Fair Value Measurements

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as quoted prices in active markets;

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At December 31, 2021 and 2020, we did not have financial assets that are measured at fair value on a recurring basis.

As further described in Note 7, between April 2020 and December 2020, we entered into several SAFEs, (collectively the “2020 SAFEs”) with certain investors. We recorded the liability related to the 2020 SAFEs at fair value and subsequently remeasured the instruments to fair value using level 3 fair value measurements.

The fair value of the 2020 SAFEs was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. We determined the fair value of the 2020 SAFEs based on the amount of proceeds received from new third-party investors for the 2020 SAFEs, the terms of the 2020 SAFEs, including the rate at which the 2020 SAFEs convert into qualified equity financing securities, the probability and timing of a qualified equity financing and the fair value of the underlying preferred stock. Estimates and assumptions impacting the fair value measurement include the probability of a qualified equity financing as defined in the 2020 SAFEs agreements, the expected timing of such event, and the fair value of our Series A preferred stock (the “Series A Preferred”). We estimated the probability and timing of the qualified equity financing based on management’s assumptions and knowledge of specified events at issuance and as of each reporting date.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

2020 SAFEs issued in February 27, 2020 (inception) through December 31, 2020	$7,115
Change in fair value during the period	7,693
Balance as of December 31, 2020	14,808
Conversion into shares of convertible preferred stock	(14,808)
Balance as of December 31, 2021	$—

Note 4. Business Combination

As described in Note 1, on December 23, 2021, Old Pardes and FSDC II completed the Business Combination pursuant to the Merger Agreement with Old Pardes surviving the Merger as a wholly owned subsidiary of FSDC II. Net proceeds from the Business Combination totaled approximately $257.5 million, which included funds held in FSDC II’s trust account and the completion of the concurrent PIPE Investment, as defined below.

As a result of the Business Combination, Old Pardes equity holders received an aggregate number of shares of New Pardes common stock equal to (i) $325.0 million, divided by (ii) $10.00, or 32,500,000 shares. The final conversion ratio used to calculate the final Merger Consideration was 1.4078, resulting in 23,630,965 shares issued for all issued and outstanding Old Pardes common stock and preferred stock, 5,733,270 shares of unvested restricted stock, 2,878,138 shares issued for Old Pardes’s underlying vested, unvested, and unexercised options, and 257,627 shares reserved for contractually committed issuance under the 2021 Stock Option and Incentive Plan (“2021 Plan”). In connection with the closing of the Business Combination, certain investors agreed to subscribe for and purchase an aggregate of $75.0 million of common stock of New Pardes.

In accordance with the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (i) all shares of Old Pardes’s Series A Preferred Stock, Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Common Stock (collectively, “Old Pardes Stock”) issued and outstanding immediately prior to the Effective Time, whether vested or unvested, was converted into the right to receive their pro rata portion of the 32,500,000 shares of FSDC II Class A Common Stock (the “Common Stock”) issued as Merger consideration (the “Merger Consideration”) equal to (A) the final consideration ratio calculated in accordance with the Merger Agreement multiplied by (B) the number of shares of Old Pardes Stock; (ii) each option exercisable for Old Pardes Stock that was outstanding immediately prior to the Effective Time was assumed and continues in full force and effect on the same terms and conditions as were previously applicable to such options, subject to adjustments to exercise price and number of shares Common Stock issuable upon exercise based on the final conversion ratio calculated in accordance with the Merger Agreement, and (iii) 13,000,000 shares of Common Stock were reserved for issuance under the newly adopted the 2021 Plan, of which a portion of such shares were allocated for issuance upon exercise of the assumed options and reserved for option grants for outstanding contractual commitments.

The Business Combination was accounted for as a reverse recapitalization because Old Pardes has been determined to be the accounting acquirer under FASB’s Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The determination is primarily based on the evaluation of the following facts and circumstances taking into consideration:

•
The pre-combination equity holders of Old Pardes hold the relative majority of voting rights in Pardes;
•
The pre-combination equity holders of Old Pardes have the right to appoint six of the directors on Pardes’ Board;
•
Senior management of Old Pardes comprise the senior management of Pardes; and
•
Operations of Old Pardes comprise the ongoing operations of Pardes.

Under the reverse recapitalization accounting model, the Business Combination was treated as Old Pardes issuing stock for the net assets of FSDC II, with no goodwill or intangible assets recorded. The share amounts have been retroactively adjusted for all periods presented to reflect the Business Combination and reverse capitalization.

In connection with the Business Combination, we incurred underwriting fees and other costs considered direct and incremental to the transaction totaling $16.5 million, consisting of legal, accounting, financial advisory and other professional fees. These amounts are reflected within additional paid-in capital in the consolidated balance sheet as of December 31, 2021. $0.4 million of the transaction costs remained unpaid as of December 31, 2021 and are reflected within accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2021.

Concurrent with the execution of the Business Combination, we entered into subscription agreements with certain investors subscribed for and purchased an aggregate of 7,500,000 shares of Common Stock for an aggregate purchase price of $75.0 million.

The following table summarizes the elements of the net proceeds from the Business Combination as of December 31, 2021 (in thousands):

FSDC II Trust Account balance	$201,266
Less: Redemptions	(2,440)
Proceeds from PIPE Investment	75,000
Less: Underwriting fees and other offering costs paid prior to December 31, 2021	(16,075)
Less: Non-cash net assets assumed from FSDC II	107
Proceeds from Business Combination, net of offering costs paid	257,858
Less: Other offering costs included in accounts payable and accrued expenses	(397)
Net proceeds from the Business Combination	$257,461

The following table summarizes the number of shares of common stock outstanding immediately following the consummation of the Business Combination:

FSDC II shares issued through the Business Combination, net of redemption	25,514,761
Shares issued pursuant to the PIPE Investment	7,500,000
Business Combination and PIPE Investment shares	33,014,761
Conversion of Old Pardes preferred stock for common stock	19,601,193
Conversion of Old Pardes common stock for common stock	9,763,042
Total shares of New Pardes common stock issued immediately following the Business Combination	62,378,996
Less: shares of restricted stock subject to the right of repurchase	(5,613,463)
Total shares of New Pardes common stock outstanding immediately following the Business Combination	56,765,533

Note 5. Prepaid Expenses

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid insurance	$5,286	$—
Prepaid research and development costs	639	—
Other prepaid expenses and current assets	656	194
Total	$6,581	$194

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Research and development accruals	$4,050	$182
Accrued bonus	1,659	—
Other accrued expenses	871	226
Total	$6,580	$408

Note 7. Simple Agreements for Future Equity

Between April 2020 and December 2020, we entered into several SAFEs with certain investors, pursuant to which we received funding of $7.1 million in cash in exchange for 4,151,942 SAFE shares providing the investors the right to receive shares of our capital stock.

The 2020 SAFEs contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The 2020 SAFEs required that we issue equity to the SAFE holders in exchange for their investment upon an equity financing. An equity financing was defined as a transaction or series of transactions with the principal purpose of raising capital, pursuant to which we issued and sold preferred stock at a fixed valuation. The number of shares to be received by the 2020 SAFE investors was determined as the greater of the SAFE purchase amount divided by (i) the lowest price per share of the Series A preferred stock or (ii) the SAFE purchase amount divided by the SAFE price per share. A liquidity event meant a change in control, a direct listing, or an Initial Public Offering. In a liquidity or dissolution event, the investors’ right to receive cash out was junior to payment of outstanding indebtedness and creditor claims, on par for other SAFEs and preferred stock, and senior to common stock. The 2020 SAFEs had no interest rate or maturity date, and the 2020 SAFE investors had no voting right prior to conversion.

As of December 31, 2020, the 2020 SAFEs had not yet converted as an equity financing had not yet occurred. We determined that the 2020 SAFEs should be recorded as a liability at fair value on our balance sheet and remeasured at each reporting date. As of December 31, 2020, the fair value of the 2020 SAFEs was $14.8 million. Due to a short period where we expected these to be converted, it recorded the entire amount of $14.8 million as a short-term liability. We recorded changes in the fair value of the 2020 SAFEs in other expense in the consolidated statements of operations and comprehensive loss, which was $7.7 million for the period between the initial SAFE issuance in April 2020 and December 31, 2020. See Note 3, Fair Value Measurements.

The 2020 SAFEs were automatically converted on January 19, 2021, into 3,967,207 shares (2,818,034 shares as originally issued) of Series A-1 Preferred Stock, 852,908 shares (605,850 shares as originally issued) of Series A-2 Preferred Stock and 1,024,956 shares (728,058 shares as original issued) of Series A-3 Preferred Stock with an aggregate fair value of $14.8 million based on the conversion ratio described in each respective SAFE agreement. The conversion price was $1.2420 for the Series A-1 Preferred Stock, $2.4841 for the Series A-2 Preferred Stock and $2.8981 for the Series A-3 Preferred Stock. On December 23, 2021, in connection with the closing of the Business Combination, all previously issued and outstanding Series A-1, A-2 and A-3 Preferred Stock were exchanged for our Common Stock pursuant to the final conversion ratio of 1.4078. All fractional shares were rounded down.

Note 8. Stockholders’ Equity

The consolidated statement of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combination and reverse capitalization as defined in Note 4, Business Combination.

Amended and Restated Articles of Incorporation

On January 19, 2021, Old Pardes amended and restated our restated certificate of incorporation to increase our authorized shares of common stock from 10,000,000 to 25,187,755 shares and created a new class of preferred shares authorizing 13,923,367 shares as Preferred Stock, designating 9,771,425 shares as Series A Preferred Stock, 2,818,034 shares as Series A-1 Preferred Stock, 605,850 shares as Series A-2 Preferred Stock, and 728,058 shares as Series A-3 Preferred Stock.

In connection with the Business Combination, our amended and restated certificate of incorporation was amended and restated on December 23, 2021 to authorize the issuance of 260,000,000 shares, consisting of 250,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value. Immediately following the closing of the Business Combination and as of December 31, 2021, there were 62,378,996 shares of common stock issued, including 56,765,533 shares outstanding and 5,613,463 shares that are subject to the right of repurchase, and no shares of preferred stock are outstanding.

Convertible Preferred Stock

In January 2021, we sold 13,756,122 shares (9,771,414 shares as originally issued) of Series A Preferred Stock for gross proceeds of $44.5 million and issued a total of 5,845,071 shares (4,151,942 shares as originally issued) of Series A-1, A-2 and A-3 Preferred Stock in satisfaction of our obligation under the 2020 SAFEs. On December 23, 2021, in connection with the closing of the Business Combination and pursuant to the Merger Agreement, all previously issued and outstanding Series A and Series A-1, A-2 and A-3 Preferred Stock were exchanged for our Common Stock, respectively, pursuant to the final conversion ratio of 1.4078. All fractional shares were rounded down.

As of the closing of the Business Combination, we authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. As of December 31, 2021, there were no shares of preferred stock outstanding.

Common Stock

In 2020, we sold 9,843,236 shares (6,983,000 shares as originally issued) of restricted common stock to our officers, employees and consultants during our formation period. The proceeds from the restricted common stock sale were immaterial to the consolidated financial statements. The stock is subject to vesting, generally at 25% one year from the vesting commencement date and ratably each month thereafter for a period of 36 months.

In January 2021, we sold 105,585 shares (75,000 shares as originally issued) of restricted common stock to two directors of our Board of Directors for their board services. The proceeds from the restricted common stock sale were immaterial to the consolidated financial statements. The stock is subject to vesting ratably each month over 48 months.

On December 23, 2021, in connection with the closing of the Business Combination, and pursuant to the Merger Agreement, all previously issued and outstanding restricted common stock shares of Old Pardes were converted into restricted shares of our common stock equal to the number of shares subject to the restricted stock award prior to the consummation of the Business Combination multiplied by 1.4078 with the converted repurchase price equal to the purchase price divided by 1.4078. All fractional shares were rounded down to the nearest share. Such restricted stock shall remain subject to the same terms and conditions set forth under the applicable restricted stock award agreement. At December 31, 2021 and 2020, respectively, the repurchase liability for these shares was nominal. For accounting purposes, the unvested shares purchased are not deemed to be outstanding.

A summary of the restricted common stock awards, on an as-converted basis based on the final conversion rate, is as follows:

Number of Unvested Shares
Balance at February 27, 2020 (inception)	—
Issued shares	9,843,286
Forfeited shares	(187,237)
Balance at December 31, 2020	9,656,049
Issued shares	105,585
Vested shares	(4,148,171)
Balance at December 31, 2021	5,613,463

Note 9. Stock-Based Compensation

2020 Stock Plan

In March 2020, we adopted the 2020 Stock Plan (as amended, the “2020 Plan”). The 2020 Plan provided for the grant of incentive stock options, non-statutory stock options and restricted stock awards.

In connection with the Business Combination, and pursuant to the Merger Agreement, each outstanding option to purchase shares of Old Pardes common stock was converted into an option to purchase shares of our common stock equal to the number of shares subject to such option prior to the consummation of the Business Combination multiplied by 1.4078 (rounded down to the nearest share), with the per share exercise price equal to the exercise price divided by 1.4078 (rounded up to the nearest cent). The option shares and exercise price per share of such converted options shall remain subject to the same terms and conditions as set forth under the applicable original option award prior to the conversion, but were assumed and reissued under the 2021 Plan described below under “2021 Plan”. As of the Closing Date, the 2,044,433 options outstanding under the 2020 Plan were converted into 2,878,138 options upon completion of the Business Combination after effect of the conversion rate. This effect of the conversion rate has been retroactively adjusted throughout the consolidated financial statements.

2021 Plan

The 2021 Plan was adopted by the Board of Directors, and approved by the stockholders, effective December 22, 2021, pursuant to which 13,000,000 shares of common stock were reserved for issuance which number includes outstanding awards assumed at the Closing of the Business Combination. The 2021 Plan provides that the number of shares reserved and available for issuance thereunder will automatically increase on January 1, 2022 and each January 1 thereafter by five percent (5%) of the number of shares of common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the administrator of the 2021 Plan (the “Annual Increase”). The 2021 Plan provides for us to grant incentive stock options or nonqualified stock options for the purchase of common stock, stock appreciation rights, restricted stock awards, restricted stock units, cash-based awards and unrestricted stock awards to its employees, directors and consultants. Incentive stock options may only be granted to employees.

As of December 31, 2021, the number of shares reserved for issuance under the Plan was 13,000,000 and 9,664,206 shares remained available for grant under the Plan. In January 2022, the Board of Directors approved the increase in the number of shares authorized for issuance under the 2021 Plan by 3,118,949 shares to 16,118,949 shares.

Stock option activity for employee and nonemployee awards and related information, on an as-converted based on the final conversion ratio, is as follows:

	Number of Shares	Weighted- Average Exercise Price per Share, $	Weighted- Average Remaining Contractual Term (in Years)	Weighted- Average Grant Date (Fair Value)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	—
Granted	3,492,146	$5.49		3.78
Exercised	(1,408)
Cancelled	(162,600)
Outstanding and expected to vest at December 31, 2021	3,328,138	$5.57	9.6	$3.83	$35,936
Vested and exercisable at December 31, 2021	29,578	$4.71	9.6	$3.18	$346

The aggregate intrinsic values presented in the table above were calculated as the difference between the closing price of our common stock at December 31, 2021 and the exercise price of stock options below the closing price. The total intrinsic value of options exercised during the year ended December 31, 2021 was zero. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $3.78 per share.

Stock-Based Compensation Expense

The assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted in the year ended December 31, 2021, were as follows:

Year Ended December 31, 2021
Risk-free interest rate	0.47-1.49%
Expected volatility	78.28 - 81.56%
Expected option life (in years)	5.27 - 6.25
Expected dividend yield	0.00%
Exercise price	$0.01-$9.80

Risk-free interest rate. We base the risk-free interest rate assumption on the U.S. Treasury’s rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the stock option being valued.

Expected volatility. The expected volatility assumption is based on historical volatilities of a peer group of similar companies whose share prices are publicly available. The peer group was developed based on companies in the biotechnology industry.

Expected term. The expected term represents the period that options are expected to be outstanding. Because we do not have historical exercise behavior, it determines the expected life assumption using the simplified method, which is an average of the weighted-average vesting period and contractual term of the option.

Expected dividend yield. We base the expected dividend yield assumption on the fact that we have never paid cash dividends and has no present intention to pay cash dividends.

The allocation of stock-based compensation expense for the year ended December 31, 2021, was as follows (in thousands):

Year Ended December 31, 2021
Research and development	$461
General and administrative	760
Total stock-based compensation	$1,221

As of December 31, 2021, the total unrecognized compensation cost related to outstanding time-based options was $11.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Note 10. Income Taxes

For the year ended December 31, 2021, and for the period from February 27, 2020 (inception) to December 31, 2020, due to the operating losses reported and the full valuation allowance recorded on our net deferred income tax assets, we recorded no provision for income taxes.

A reconciliation of our income taxes to the amount computed by applying the statutory federal income tax rate to the pretax loss for the year ended December 31, 2021 is summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Expected income tax benefit at statutory rates	$(8,089)	$(2,731)
State income tax, net of federal benefit	(23)	—
Permanent items and other	101	34
SAFE accounting fair value adjustment	—	1,616
Research and development credits	(15)	(31)
Change in valuation allowance	8,026	1,112
	$—	$—

As of December 31, 2021, significant components of our deferred income taxes are as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss carryforward	$8,647	$1,078
Research credit carryforwards	41	31
Other, net	704	3
Total deferred tax assets	9,392	1,112
Less valuation allowance	(9,392)	(1,112)
Deferred tax assets, net of valuation allowance	$—	$—

We have established a full valuation allowance of $9.4 million against its net deferred tax assets due to the uncertainty surrounding the realization of such assets that preclude it from determining that it is more likely than not that such assets will be realized. The change in the valuation allowance was an increase of $8.3 million. At such time as it is determined that it is more likely than not that deferred assets are realizable, the valuation allowance will be reduced. Management’s assessment as of December 31, 2021 considered the generation of pre-tax book losses in the year, no ability to carryback our operating losses, the lack of feasible tax-planning strategies, the limited existing taxable temporary differences, and the subjective nature of forecasting future taxable income into the future.

At December 31, 2021, we had federal and state net operating loss (NOL) carryforwards of approximately $41.0 million and $0.6 million, respectively. The state net operating loss carryforwards of $0.6 million begin to expire in 2041 unless previously utilized. Our federal net operating loss carryforwards of approximately $41.0 million do not expire.

At December 31, 2021, we have federal and state research and development tax credits of zero and $52,000, respectively. In 2036, $13,000 of the state credits begin expiring with the remaining $39,000 of state credits being carried forward indefinitely.

We have not yet conducted a study to document and quantify our current year activities that qualify for the research and development tax credit. Such a study may result in the creation of a research and development credit carryforward; however, until a study is completed, no amount is being presented as a deferred tax asset or as an uncertain tax position for 2021 related to federal and certain state credits. Any research and development credit carryforward identified and claimed if and when such study is complete would be offset by an adjustment to the valuation allowance.

Pursuant to IRC Section 382 and IRC Section 383, our ability to use NOL and R&D tax credit carry forwards (tax attribute carry forwards) to offset future taxable income is limited if we experience a cumulative change in ownership of more than 50% within a three-year testing period. We have not completed an ownership change analysis pursuant to IRC Section 382. If ownership changes within the meaning of IRC Section 382 are identified as having occurred, the amount of remaining tax attribute carry-forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, deferred tax assets associated with such tax attributes could be significantly reduced upon realization of an ownership change within the meaning of IRC Section 382.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination by the taxing authorities. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgement based upon new information may lead to changes in recognition, derecognition and measurement. Adjustment may result, for example, upon resolution of an issue with the taxing authorities or expiration of a statute of limitation barring an assessment for an issue.

The following table summarizes the changes to our gross unrecognized tax benefits for the year ended December 31, 2021 and the period from February 27, 2020 (inception) through December 31, 2020 (in thousands):

	Year Ended December 31, 2021	Period From February 27, 2020 (inception) through December 31, 2020
Beginning balance	$468	$—
Additions related to current year positions	7	468
Ending balance	$475	$468

As of December 31, 2021, we have an unrecognized tax benefit balance of $0.5 million. Due to the existence of the full valuation allowance, future changes in unrecognized tax benefits will not impact our effective tax rate. We do not foresee material changes to our liability for uncertain tax benefits within the next 12 months.

We were subject to taxation in the United States and various state jurisdictions. All of our tax years are subject to examination by federal and state taxing authorities due to the carryforwards of unutilized net operating losses and research and development credits. Our practice is to recognize interest and penalties related to income tax matters in income tax expense. We have no accrued interest or penalties related to income tax matters in our consolidated balance sheet as of December 31, 2021 and 2020 and have not recognized interest or penalties in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2021 and period from February 27, 2020 (inception) through December 31, 2020. Further, we are not currently under examination by any federal, state or local tax authority.

Note 11. Commitments and Contingencies

Contingencies

From time to time, we may become subject to claims or suits arising in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of December 31, 2021 and December 31, 2020, we were not a party to any litigation.

Note 12. Related Party Transactions

Consulting Arrangements

Prior to raising capital in early 2021, we engaged two of our current executive officers as consultants pursuant to consulting agreements. For the period February 27, 2020 (inception) through December 31, 2020, we incurred approximately $0.1 million in fees pursuant to these agreements, all of which was recorded in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2020, approximately $0.1 million of this amount remained unpaid and was included in accounts payable on the accompanying consolidated balance sheet. All amounts owed under the consulting agreements were paid as of December 31, 2021. We did not incur any expenses pursuant to these agreements in 2021.

In addition, in January 2021, a former member of our Scientific Advisory Board became a member of our Board of Directors. For the period February 27, 2020 (inception) through December 31, 2020, we incurred approximately $5,000 in fees pursuant to a consulting agreement with this individual, all of which is recorded in research and development expenses in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2020, approximately $700 remained unpaid and was included in accounts payable on the accompanying consolidated balance sheet. All amounts owed under the consulting agreement were paid as of December 31, 2021. We did not incur any expenses pursuant to this agreement in 2021.

During the year ended December 31, 2021, we entered into a consulting agreement with Raniere Consulting LLC and incurred $26,500 in consulting expenses. The CEO of the Raniere Consulting LLC is also a spouse of one of our executive officers.

Financing Transactions

Certain investors in the SAFE, Series A Preferred Stock, convertible note and PIPE Investment transactions were related parties. The Business Combination also was a related party transaction and in connection with the Closing of the Business Combination, a Registration Rights Agreement, Voting Agreement and Lock-up Agreement were entered into with certain related parties.

Note 13. 401(k) Plan

In 2021, we established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (“Code”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. We have not made any contributions to the 401(k) Plan for the year ended December 31, 2021.

Note 14. Convertible Notes

On November 15, 2021, we entered a convertible note purchase agreement providing for the purchase and sale of up to $25.0 million of unsecured convertible promissory term notes (the “Convertible Notes”). As of November 15, 2021, we issued Convertible Notes for an aggregate principal amount of $10.0 million to certain of our stockholders affiliated with the Sponsor and FSDC II. The Convertible Notes accrued interest at the annual rate of 4% per annum and had a stated maturity date of October 31, 2022. The Convertible Notes were due and payable at the earlier of the closing under the Merger Agreement, the closing of a “corporate transaction” and at any time on or after the maturity date at our election or upon demand of a purchaser. We used proceeds from the closing of the Business Combination to repay outstanding principal amounts and accrued and unpaid interest under the outstanding Convertible Notes as of the closing. The Convertible Notes were repaid in full at the closing of the Business Combination on December 23, 2021.

Note 15. Subsequent Events

On January 31, 2022, Pardes Biosciences Sub, Inc., our wholly owned subsidiary, was merged with and into Pardes Biosciences, Inc., with Pardes Biosciences, Inc. being the surviving entity.

On February 28, 2022, we adopted the 2022 Inducement Plan (the “Inducement Plan”) and forms of award agreements thereunder, for the issuance of equity awards in connection with the hiring of new employees from time to time. The number of shares of common stock initially reserved under the Inducement Plan is 1,500,000. Awards under the Inducement Plan may only be granted to persons who (a) were not previously an employee or director of us or (b) are commencing employment with us following a bona fide period of non-employment, in either case as an inducement material to the individual’s entering into employment with us and in accordance with the requirements of Nasdaq Stock Market Rule 5635(c)(4).