Form 10-Q
period 2022-06-30
PARDES BIOSCIENCES, INC.
filed 2022-08-15
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________________ TO _____________________

Commission File Number 001-40067

PARDES BIOSCIENCES, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-2696306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2173 Salk Avenue, Suite 250 PMB#052 Carlsbad, CA	92008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 649-8758

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	PRDS	The Nasdaq Stock Market, LLC

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common stock outstanding as of August 10, 2022 was 62,320,924.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including those relating to the success, cost and timing of our product development activities and clinical trials, the potential attributes and benefits of our product candidates, our ability to obtain and maintain regulatory approval for our product candidates and our ability to obtain funding for our operations. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements relating to us in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
the impact of the COVID-19 pandemic on our operations, financial results and liquidity and capital resources, including due to the pandemic’s impact on our research and development activities, clinical trials and employees;
•
the ability of our clinical trials to demonstrate acceptable safety and efficacy of our product candidates, including PBI-0451, our lead product candidate and other positive results;
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
•
our ability to obtain emergency use authorization or marketing approval of PBI-0451 and any future product candidates on expected timelines and to meet existing or future regulatory standards or comply with post-authorization or post-approval requirements;
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
•
developments and expectations regarding our industry; and
•
other risks and uncertainties indicated in this Quarterly Report, including those under “Risk Factors” herein and other filings that have been made or will be made with the Securities and Exchange Commission (SEC).

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

In addition, statements that we “believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe that such information forms a reasonable basis for such statements, such information may be limited or incomplete, and these statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The risks and uncertainties include, but are not limited to, those factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 29, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 pandemic (including declines in severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) infections), and there may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Set forth below is a summary list of the principal risk factors as of the date of filing of this Quarterly Report on Form 10-Q:

•
We are heavily dependent on the success of PBI-0451, our lead product candidate. If we are required to discontinue development of PBI-0451 or if PBI-0451 does not receive emergency use authorization or regulatory approval, or fails to be successfully commercialized or achieve significant market acceptance, we would be substantially delayed in our ability to achieve profitability, if ever.
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
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us. If our competitors develop and market products faster or that are more effective, safer, better tolerated, or less expensive than the product candidates we develop, our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for SARS-CoV-2 will be negatively impacted.
•
The regulatory pathways for our product candidates targeting coronaviruses, including SARS-CoV-2, the virus that causes COVID-19, are continually evolving, which may result in unexpected or unforeseen challenges and longer timelines than seen for earlier COVID-19 vaccines and therapeutics.
•
COVID-19 continues to cause significant morbidity and mortality globally. The number of infections and the morbidity associated with those infections, however, change continuously. As a result, we may find enrollment of patients for clinical trials to be a challenge and/or may find that the severity of disease declines over time such that it becomes challenging to enroll the number of patients required to demonstrate statistically significant improvements in endpoints. If enrollment is delayed or takes longer than expected, this could delay or prevent the collection of data sufficient to meet our endpoints and seek authorization or marketing approval.
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
•
If available, we may attempt to secure accelerated approvals of our product candidates in the United States and other countries. If we are unable to obtain such accelerated approvals, or those pathways are no longer available to us at the time we would be seeking approvals, we will be required to conduct additional nonclinical studies or clinical trials beyond those contemplated for accelerated approval, which could delay our ability to generate revenue and increase the expense of obtaining and delay in the receipt of necessary marketing approvals. Even if we receive an accelerated approval from the FDA or other regulators, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or other regulators may seek to withdraw conditional approval.
•
We must attract and retain highly skilled employees to succeed. If we are not able to attract and retain key clinical, scientific, technical and management personnel, our business may materially suffer.
•
Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies. Proprietary rights and technology are difficult and costly to protect, and we may not be able to ensure their protection.

•
We contract with third parties for the manufacture of our product candidates for nonclinical and clinical testing and expect to continue to do so for subsequent clinical trials and for commercialization. Significant portions of our clinical manufacturing are currently conducted by third-party manufacturers outside of the United States, including China. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or that such supply will not be available to us at an acceptable cost and in accordance with anticipated timelines, which could delay, prevent or impair our development or commercialization efforts.
•
We may seek to establish collaborations and if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
•
The price of our common stock may be volatile.

v

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PARDES BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$228,599	$268,678
Prepaid expenses and other current assets	5,254	6,581
Total current assets	233,853	275,259
Total assets	$233,853	$275,259
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,684	$2,385
Accrued expenses	9,537	6,580
Total current liabilities	11,221	8,965
Total liabilities	11,221	8,965
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value at June 30, 2022 and December 31, 2021; 250,000,000 shares authorized at June 30, 2022 and December 31, 2021; 62,378,996 shares issued at June 30, 2022 and December 31, 2021; and 57,981,118 and 56,765,533 shares outstanding at June 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	323,227	317,812
Accumulated deficit	(100,601)	(51,524)
Total stockholders' equity	222,632	266,294
Total liabilities and stockholders' equity	$233,853	$275,259

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$20,344	$6,266	$33,543	$9,711
General and administrative	7,591	1,874	15,817	2,955
Total operating expenses	27,935	8,140	49,360	12,666
Other income:
Other income, net	298	4	283	7
Net loss and comprehensive loss	$(27,637)	$(8,136)	$(49,077)	$(12,659)
Net loss per share, basic and diluted	$(0.48)	$(3.45)	$(0.86)	$(8.17)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	57,686,462	2,357,918	57,384,446	1,549,040

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share amounts)

	For the Six Months Ended June 30, 2022
	Convertible Preferred Stock		Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	56,765,533	$6	$317,812	$(51,524)	$266,294
Vesting of restricted stock awards into common stock	—	—	610,765	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,527	—	1,527
Net loss	—	—	—	—	—	(21,440)	(21,440)
Balance at March 31, 2022	—	—	57,376,298	6	319,339	(72,964)	246,381
Vesting of restricted stock awards into common stock	—	—	604,820	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,888	—	3,888
Net loss	—	—	—	—	—	(27,637)	(27,637)
Balance at June 30, 2022	—	$—	57,981,118	$6	$323,227	$(100,601)	$222,632

	For the Six Months Ended June 30, 2021
	Convertible Preferred Stock		Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2020	—	$—	—	$—	$—	$(13,006)	$(13,006)
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $176	13,756,122	44,324	—	—	—	—	—
Conversion of SAFE agreements into shares of convertible preferred stock	5,845,071	14,808	—	—	—	—	—
Vesting of restricted stock awards into common stock	—	—	1,534,646	—	—	—	—
Stock-based compensation expense	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	(4,523)	(4,523)
Balance at March 31, 2021	19,601,193	59,132	1,534,646	—	76	(17,529)	(17,453)
Vesting of restricted stock awards into common stock	—	—	1,185,397	—	—	—	—
Exercise of common stock options	—	—	1,408	—	4	—	4
Stock-based compensation expense	—	—	—	—	230	—	230
Net loss	—	—	—	—	—	(8,136)	(8,136)
Balance at June 30, 2021	19,601,193	$59,132	2,721,451	$—	$310	$(25,665)	$(25,355)

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(49,077)	$(12,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,415	306
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,327	2
Accounts payable	(466)	929
Accrued expenses	3,119	1,885
Net cash used in operating activities	(39,682)	(9,537)
Financing activities:
Proceeds from issuance of convertible preferred stock	—	44,500
Cash paid for deferred offering costs	(397)	(369)
Payment of issuance costs for convertible preferred stock	—	(176)
Proceeds from exercise of common stock options	—	4
Net cash (used) provided by financing activities	(397)	43,959
(Decrease) increase in cash and cash equivalents	(40,079)	34,422
Cash and cash equivalents at beginning of period	268,678	3,410
Cash and cash equivalents at end of period	$228,599	$37,832
Non-cash financing activities:
Conversion of 2020 SAFE agreements into shares of convertible preferred stock	$—	$14,808
Deferred offering costs included in accounts payable and accrued expenses	—	597

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

Notes to Unaudited Condensed Financial Statements

Note 1. Description of Business

Description of Business

Unless the context otherwise requires, references in these notes to “Pardes,” “the Company,” “we,” “us,” “our” and any related terms are intended to mean Pardes Biosciences, Inc.

Pardes Biosciences, Inc. is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics to improve the lives of patients suffering from life-threatening disease, starting with our lead product candidate, PBI-0451, which is in clinical development and intended to treat and prevent coronaviral (CoV) infections. PBI-0451 inhibits the main coronaviral cysteine protease, a viral protein essential for replication of all known coronaviruses, including SARS-CoV-2.

References in these notes to the unaudited condensed financial statements to “Pardes Biosciences, Inc.,” refer to Pardes Biosciences Sub, Inc., a Delaware corporation incorporated in February 2020 and formerly known as Pardes Biosciences, Inc. (Old Pardes), for the periods prior to its business combination transaction that took place on December 23, 2021 and Pardes Biosciences, Inc., a Delaware corporation incorporated in August 2020 and formerly known as FS Development Corp. II (FSDC II) and its subsidiary for the periods following the Business Combination.

Business Combination

On December 23, 2021 (Closing Date), Old Pardes and FSDC II completed the transactions contemplated by the Agreement and Plan of Merger, dated as of June 29, 2021, as amended on November 7, 2021 (Merger Agreement), by and among Old Pardes, Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (as defined in the Merger Agreement), FSDC II and Orchard Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FSDC II (Merger Sub). FSDC II was formed in August 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses.

On the day prior to the Closing Date, Old Pardes changed its name to “Pardes Biosciences Sub, Inc.” Pursuant to the Merger Agreement, on the Closing Date, (i) FSDC II changed its name to “Pardes Biosciences, Inc.” (together with its consolidated subsidiary, New Pardes) and (ii) Old Pardes merged with and into Merger Sub (Merger), with Old Pardes as the surviving company in the Merger and, after giving effect to such Merger, Old Pardes becoming a wholly-owned subsidiary of New Pardes. On January 31, 2022, Old Pardes merged with and into New Pardes.

In connection with the transactions contemplated under the Merger Agreement and described above (collectively, the Business Combination) certain investors purchased an aggregate of $75.0 million of our common stock in a private placement of public equity (PIPE Investment). Together with FSDC II’s cash resources and funding of the PIPE Investment, we received net proceeds of approximately $257.5 million.

For additional information on the Business Combination, please refer to Note 4, Business Combination, to the consolidated financial statements included in Part II, Item 8 of our Form 10-K for the fiscal year ended December 31, 2021.

Through June 30, 2022, we have funded our operations primarily with proceeds from the issuance of Simple Agreements for Future Equity (SAFEs), convertible preferred stock financing, the Business Combination and the PIPE Investment. We believe that our $228.6 million of cash and cash equivalents as of June 30, 2022, will enable us to fund our current planned operations for at least 12 months from the issuance date of these unaudited condensed financial statements, though we may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements, government funding and grants. Management’s expectations with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to management and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by us or at all and we may need to seek additional funds sooner than anticipated. If adequate funds are not available to us on a timely basis, on acceptable terms or at all, management may be required to delay, limit, reduce, or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to us, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on March 29, 2022, from which we derived our balance sheet as of December 31, 2021. The accompanying unaudited condensed financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.

As a result of the Business Combination, the shares and corresponding capital amounts and loss per share amounts related to Old Pardes’ outstanding redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the conversion ratio of 1.4078 (Conversion Ratio) established in the Merger Agreement. For additional information on the Business Combination and the Conversion Ratio, please read Note 4, Business Combination, to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Use of Estimates

The preparation of the unaudited condensed financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported on our unaudited condensed financial statements and accompanying notes. The amounts reported could differ under different estimates and assumptions. On an ongoing basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that management believes to be reasonable under the circumstances. Though the impact of the COVID-19 pandemic on our business and operating results presents additional uncertainty, we continue to use the best information available to form our critical accounting estimates. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates.

Impact of COVID-19

In December 2019, a novel strain of coronavirus, which causes the disease known as COVID-19, was reported to have surfaced. Since then, COVID-19 has spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic and the U.S. government-imposed travel restrictions on travel between the U.S., Europe and certain other countries. The outbreak and government measures taken in response thereto have had a significant impact, both direct and indirect, on businesses and commerce, as certain worker shortages have occurred, supply chains have been disrupted and facilities and production have been suspended. The future progression of the pandemic and its effects on our business and operations are uncertain.

We are monitoring the potential impact of COVID-19 on our business and our unaudited condensed financial statements. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. The ultimate extent of the impact of the COVID-19 pandemic on the Company's business, financial condition, prospects, operations and product development timelines and plans remains highly uncertain and will depend on future developments, and the duration and intensity of those developments, including as a result of new information that may emerge concerning COVID-19, actions taken to contain the pandemic, the duration and spread of outbreaks and the continued emergence of variants, the availability of emergency use authorizations, the availability of effective alternative treatments, the ability to design and initiate clinical trials with approvable endpoints that are financially feasible, the pandemic’s impact on patient enrollment, trial sites, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third parties with which the Company does business, as well as its impact on regulatory authorities and the Company's key scientific and management personnel. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

To date, we have not incurred impairment losses in the carrying values of our assets as a result of the COVID-19 pandemic and are not aware of any specific related event or circumstance that would require us to revise our estimates reflected in the unaudited condensed financial statements.

Significant Accounting Policies

The accounting policies we follow are set forth in our audited consolidated financial statements for the fiscal year ended December 31, 2021. For further information, please refer to the audited consolidated financial statements and footnotes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to these accounting policies.

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

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would be anti-dilutive (in common stock equivalent shares):

	June 30, 2022	June 30, 2021
Conversion of outstanding convertible preferred stock	—	19,601,193
Outstanding stock options	7,356,791	1,782,884
Restricted common stock subject to repurchase or forfeiture	4,339,806	7,041,642
Total	11,696,597	28,425,719

New Accounting Pronouncements Adopted and Not Yet Adopted

The Company has not adopted any significant accounting policies since December 31, 2021. Upon evaluation of recently issued accounting pronouncements, the Company does not believe any will have a material impact on its unaudited condensed financial statements or related financial statement disclosures.

Note 3. Fair Value Measurements

The accounting guidance for fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as quoted prices in active markets;

Level 2 — Inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

At June 30, 2022 and December 31, 2021, we did not have financial assets that are measured at fair value on a recurring basis.

As further described in Note 6, Simple Agreements for Future Equity, between April 2020 and December 2020, we entered into several SAFEs, (collectively the 2020 SAFEs) with certain investors. We recorded the liability related to the 2020 SAFEs at fair value and subsequently remeasured the instruments to fair value using Level 3 fair value measurements.

The fair value of the 2020 SAFEs was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. We determined the fair value of the 2020 SAFEs based on the amount of proceeds received from new third-party investors for the 2020 SAFEs, the terms of the 2020 SAFEs, including the rate at which the 2020 SAFEs convert into qualified equity financing securities, the probability and timing of a qualified equity financing and the fair value of the underlying preferred stock. Estimates and assumptions impacting the fair value measurement include the probability of a qualified equity financing as defined in the 2020 SAFEs agreements, the expected timing of such event and the fair value of our Series A preferred stock (Series A Preferred). We estimated the probability and timing of the qualified equity financing based on management’s assumptions and knowledge of specified events at issuance and as of each reporting date.

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Balance as of January 1, 2021	$14,808
Conversion into shares of convertible preferred stock	(14,808)
Balance as of March 31, 2021	—
Conversion into shares of convertible preferred stock	—
Balance as of June 30, 2021	$—

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$3,380	$5,286
Prepaid research and development costs	1,614	639
Other prepaid expenses and current assets	260	656
Total	$5,254	$6,581

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development accruals	$6,673	$4,050
Accrued compensation	2,131	1,659
Other accrued expenses	733	871
Total	$9,537	$6,580

Note 6. Simple Agreements for Future Equity

Between April 2020 and December 2020, we entered into the 2020 SAFEs, pursuant to which we received funding of $7.1 million in cash in exchange for SAFEs providing the investors the right to receive shares of our capital stock.

The 2020 SAFEs contained a number of conversion and redemption provisions, including settlement upon liquidity or dissolution events. The 2020 SAFEs required that we issue equity to the SAFE holders in exchange for their investment upon an equity financing. An equity financing was defined as a transaction or series of transactions with the principal purpose of raising capital, pursuant to which we issued and sold preferred stock at a fixed valuation. The number of shares to be received by the 2020 SAFE investors was determined as the greater of the SAFE purchase amount divided by (i) the lowest price per share of the Series A Preferred or (ii) the SAFE purchase amount divided by the SAFE price per share. A liquidity event meant a change in control, a direct listing, or an initial public offering. In a liquidity or dissolution event, the investors’ right to receive cash out was junior to payment of outstanding indebtedness and creditor claims, on par for other SAFEs and preferred stock and senior to common stock. The 2020 SAFEs had no interest rate or maturity date, and the 2020 SAFE investors had no voting right prior to conversion.

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

Note 7. Stockholders’ Equity

The unaudited condensed statements of stockholders’ equity have been retroactively adjusted for all periods presented to reflect the Business Combination and reverse capitalization as defined in Note 4, Business Combination, to the audited consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Upon the closing of the Business Combination, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation dated December 23, 2021 (Certificate of Incorporation), we authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors (Board) has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designations, powers, voting and other rights, preferences and privileges of the shares. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.

Common Stock

In January 2021, we sold 105,585 shares (75,000 shares as originally issued) of restricted common stock to two directors of our Board for their Board services. The proceeds from the restricted common stock sale were immaterial to the unaudited condensed consolidated financial statements. The stock is subject to vesting ratably each month over 48 months.

Pursuant to the Certificate of Incorporation, as of June 30, 2022 and December 31, 2021, there were 250,000,000 shares of common stock, par value $0.0001 per share, authorized. There were 62,378,996 shares issued as of June 30, 2022 and December 31, 2021.

In March 2022, in connection with the departure of a former employee, we repurchased 58,072 unvested shares of common stock for an aggregate purchase price of $0.41. For accounting purposes, unvested restricted stock and the unvested shares repurchased by us are not deemed to be outstanding.

Note 8. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all stock-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$2,571	$117	$3,034	$131
General and administrative	1,317	113	2,381	175
Total stock-based compensation	$3,888	$230	$5,415	$306

On March 25, 2022, our former Chief Executive Officer and President, Dr. Lopatin entered into a Transition and Separation Agreement and General Release of Claims (Separation Agreement) and Consulting Agreement (Consulting Agreement) with us, according to which Dr. Lopatin continued as our full-time employee in the role of Chief Scientific and Strategic Advisor until April 30, 2022. Commencing May 1, 2022 and continuing through July 31, 2022, Dr. Lopatin’s hours were reduced, and his annualized base salary was subject to a proportionate reduction upon reduction in hours. Starting August 1, 2022, Dr. Lopatin performs consulting services for us. As a result, Dr. Lopatin’s status as an employee has changed. We considered Dr. Lopatin’s continued employment through July 31, 2022 as substantive for accounting purposes; however, his consulting service beginning on August 1, 2022 is not considered by us to be substantive for accounting purposes. This resulted in the recognition of the remaining unrecognized stock compensation expense related to Dr. Lopatin’s stock options in the amount of $2.6 million as of March 25, 2022 over the remaining vesting period of March 25, 2022 through July 31, 2022. Stock-based compensation expense related to Dr. Lopatin’s stock options for the three and six months ended June 30, 2022 was $2.0 million and $2.1 million, respectively.

Note 9. Commitments and Contingencies

Commitments

We have entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which include manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement.

In the normal course of business, we are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party. It is not possible to predict the maximum potential amount of future payments under these types of agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these types of agreements have not had a material effect on our business, consolidated results of operations or financial condition.

Contingencies

From time to time, we may become subject to claims or suits arising in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2022 and December 31, 2021, we were not a party to any material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 29, 2022 and other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those described in or implied by any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel therapeutics to improve the lives of patients suffering from life-threatening disease, starting with our lead product candidate, PBI-0451, which is in clinical development and intended to treat and prevent coronaviral (CoV) infections. COVID-19 is caused by infection with the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and has emerged as the most significant pandemic threat to the world in many decades. We have built a discovery platform designed to target reactive nucleophiles, such as those in cysteine proteases. By leveraging our understanding of structure-based drug design, reversible covalent chemistry and viral biology, we have discovered and are developing novel product candidates with low nanomolar potency against SARS-CoV-2 and broad activity against all known pathogenic human coronaviruses. Our lead product candidate, PBI-0451, inhibits the main coronaviral cysteine protease (Mpro), a viral protein essential for replication of all known coronaviruses, including SARS-CoV-2. In preclinical studies, PBI-0451 has demonstrated activity against all coronaviral proteases tested, as well as inhibition of replication of multiple coronaviruses, including SARS-CoV-2 clinical variants of concern, including those in the Omicron-lineage. Moreover, in preclinical studies, PBI-0451 demonstrated the potential for oral bioavailability across multiple preclinical species and more recently, oral bioavailability in healthy volunteers in our first-in-human Phase 1 clinical trial. We believe the anti-viral potency seen against SARS-CoV-2 in preclinical in vitro studies and demonstrated oral bioavailability in humans supports its potential to be an oral direct acting antiviral (DAA) for use against SARS-CoV-2 infections.

We plan to develop PBI-0451 for both oral treatment and prophylaxis of SARS-CoV-2 infection. Given the highly conserved nature of the Mpro target, which is shared among all known coronaviruses, including emerging variants of concern, we believe PBI-0451 will likely continue to retain its potency and activity against current and emerging SARS-CoV-2 variants.

Our other potential product candidates and our research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of partnership for one or more of our product candidates.

On December 23, 2021, we completed the Business Combination with FSDC II, which resulted in FSDC II acquiring 100% of our issued and outstanding securities. Together with FSDC II’s cash resources, additional funding for our operations was provided through a private investment in public equity (PIPE Investment), which was completed concurrently with the Merger.

We accounted for the Business Combination as a reverse recapitalization which is the equivalent of Old Pardes issuing stock for the net assets of FSDC II, with FSDC II treated as the acquired company for accounting purposes. The net assets of FSDC II were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the Business Combination are those of Old Pardes. The shares and corresponding capital amounts and loss per share related to Old Pardes’ outstanding redeemable convertible preferred stock and common stock prior to the Business Combination have been retroactively restated to reflect the Conversion Ratio established in the Merger Agreement. For additional information please refer to Note 4, Business Combination, to the audited consolidated financial statements included in Part II, Item 8 of our Form 10-K for the fiscal year ended December 31, 2021.

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

Recent Developments

In January 2022, the United States Food and Drug Administration (FDA) cleared our Investigational New Drug (IND) application for PBI-0451. In June 2022, the FDA designated the investigation of PBI-0451 for treatment and prevention of SARS-CoV-2 infection and associated diseases (i.e., COVID-19) as a Fast Track development program. We are engaged in ongoing conversations with the FDA regarding our clinical development program for PBI-0451, including appropriate patient populations, study designs, and approval endpoints.

We have completed our first-in-human Phase 1 clinical trial with PBI-0451 that assessed single and multiple dosing, food effect, formulation, and CYP3A4/P-glycoprotein drug drug-drug interactions. We have also completed a food effect study for our clinical and intended commercial tablet formulation of PBI-0451. In in vitro toxicology studies, we observed a lack of mutagenic or genotoxic potential or phototoxicity. We have also conducted fertility and embryo fetal development toxicology studies with PBI-0451 that have not identified drug-related adverse findings to date. No direct drug-related adverse findings were observed in 14-day or 28-day toxicology studies conducted across multiple preclinical species. PBI-0451 does not require ritonavir boosting and based on data to date, we believe PBI-0451 has the potential to be used broadly by patients due to an observed favorable drug-drug interaction profile. We do not intend to restrict the use of other medications when taking PBI-0451 in our planned Phase 2 study. Based upon regulatory discussions and feedback, we currently expect to initiate in mid-2022 a Phase 2 clinical trial to evaluate PBI-0451 in non-hospitalized, symptomatic adults with COVID-19 who are not at high risk of progression to severe COVID-19.

Liquidity Overview

As of June 30, 2022, cash and cash equivalents were $228.6 million and we believe that our existing cash resources will be sufficient for at least the next 12 months to allow us to fund current planned operations, including supporting working capital and capital expenditure requirements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” below. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Through June 30, 2022, we have funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock, gross cash proceeds of $7.1 million from the sale of SAFEs, which were converted into shares of convertible preferred stock in January 2021, and net proceeds of approximately $257.5 million in connection with the Business Combination and the PIPE Investment, which we currently believe will be sufficient to allow us to fund current planned operations for at least 12 months from the issuance date of these unaudited condensed financial statements. See Note 1, Description of Business, in this Quarterly Report on Form 10-Q for additional information related to the Business Combination.

We have incurred operating losses since our inception. As of June 30, 2022, we had an accumulated deficit of $100.6 million and had not yet generated revenues. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. We expect our research and development expenses and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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
•
expand our infrastructure to accommodate our growing employee base and transition to operating as a public company;
•
increase manufacturing requirements for our clinical development activities, emergency use authorization and commercial preparedness; and
•
add operational, financial and management information systems and personnel, including personnel to support our research and development programs, and any future commercialization efforts.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including drug discovery efforts and the development of our potential product candidates. We expense research and development costs as incurred, which include:

•
expenses incurred to conduct the necessary preclinical studies, nonclinical studies and clinical trials required to obtain regulatory approval;
•
expenses incurred under agreements with contract research organizations (CROs) that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and contract manufacturing organizations (CMOs) that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;
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

At any one time, we may be working on multiple programs. We do not allocate employee costs and overhead costs associated to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources to manage our research and discovery as well as our preclinical, nonclinical, manufacturing and clinical development activities. To date, substantially all of the research and development costs incurred have been in connection with the development of our lead product candidate, PBI-0451.

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
•
significant and changing government regulations;
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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries and related benefits, travel and stock-based compensation for personnel in executive, business development, finance, human resources, legal, information technology and administrative functions. General and administrative expenses also include insurance costs and professional fees for legal, patent, consulting, investor and public relations, pre-commercial planning, accounting and audit services. Our general and administrative costs are expensed as incurred.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Income Taxes

We have incurred net losses in every period since our inception and have not recorded any U.S. federal or state income tax benefits for the losses, as they have been offset by valuation allowances.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$20,344	$6,266	$14,078	$33,543	$9,711	$23,832
General and administrative	7,591	1,874	5,717	15,817	2,955	12,862
Total operating expenses	27,935	8,140	19,795	49,360	12,666	36,694
Other income, net	298	4	294	283	7	276
Net loss	$(27,637)	$(8,136)	$(19,501)	$(49,077)	$(12,659)	$(36,418)

Research and Development Expenses

The following table summarizes the components of research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
External costs:
PBI-0451	$14,826	$4,726	$10,100	$25,325	$7,559	$17,766
Discovery programs	193	191	2	358	191	167
Total external costs	15,019	4,917	10,102	25,683	7,750	17,933
Internal costs:
Salaries and benefits	2,402	820	1,582	4,222	1,311	2,911
Stock-based compensation	2,571	117	2,454	3,034	131	2,903
Other unallocated costs	352	412	(60)	604	519	85
Total internal costs	5,325	1,349	3,976	7,860	1,961	5,899
Total research and development expenses	$20,344	$6,266	$14,078	$33,543	$9,711	$23,832

Research and development expenses were $20.3 million for the three months ended June 30, 2022, compared to $6.3 million for the three months ended June 30, 2021, an increase of $14.0 million. Research and development expenses were $33.5 million for the six months ended June 30, 2022, compared to $9.7 million for the six months ended June 30, 2021, an increase of $23.8 million. These increases were primarily driven by increased program costs related to advancing our lead product candidate, PBI-0451, and higher personnel costs, including stock-based compensation, as we have grown our organization.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended June 30, 2022, compared to $1.9 million for the three months ended June 30, 2021, an increase of $5.7 million. General and administrative expenses were $15.8 million for the six months ended June 30, 2022, compared to $3.0 million for the six months ended June 30, 2021, an increase of $12.8 million. These increases were due to increased personnel costs, including stock-based compensation, costs associated with being a public company, including directors’ and officers’ insurance and compliance fees, and increased professional fees related to legal, pre-commercial planning and consulting services.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if ever. Through June 30, 2022, we have funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock, gross cash proceeds of $7.1 million from the sale of SAFEs, which were converted into shares of convertible preferred stock in January 2021, and net proceeds of approximately $257.5 million in connection with the Business Combination and the PIPE Investment. See Note 1, Description of Business, in this Quarterly Report on Form 10-Q for additional information.

As of June 30, 2022, we had cash and cash equivalents of $228.6 million and an accumulated deficit of $100.6 million. We believe that our existing cash resources will be sufficient for at least the next 12 months to allow us to fund current planned operations, including supporting working capital requirements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the long term, our ability to support working capital and capital expenditure requirements will depend on many factors, including our ability to raise additional capital to finance our operations. See “— Liquidity Overview” above.

CRO and CMO Agreements

We have entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreements.

During the periods presented, we did not have, and we do not currently have, any commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(39,682)	$(9,537)
Net cash (used in) provided by financing activities	(397)	43,959
Net (decrease) increase in cash and cash equivalents	$(40,079)	$34,422

Operating Activities

During the six months ended June 30, 2022, net cash used in operating activities consisted of a net loss of $49.1 million. Changes to our working capital included increases to our accrued expenses of $3.1 million and prepaid expenses and other assets of $1.3 million and a decrease in accounts payable of $0.5 million. Non-cash activities included a charge of $5.4 million to stock-based compensation expense of which $2.0 million related to the accelerated recognition of stock compensation expense for our former Chief Executive Officer and President, Dr. Uri Lopatin, who transitioned to a consultant on July 31, 2022. See Note 8, Stock-Based Compensation, in this Quarterly Report on Form 10-Q for additional information.

During the six months ended June 30, 2021, net cash used in operating activities was $9.5 million, primarily resulting from a net loss of $12.7 million, partially offset by the changes to our working capital, including accrued expenses of $1.9 million and accounts payable of $0.9 million.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities of $0.4 million was related to payments for transaction costs associated with the Business Combination.

During the six months ended June 30, 2021, net cash provided by financing activities of $44.0 million consisted primarily of net proceeds from the issuance of shares of Series A convertible preferred stock.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly if and as we advance our clinical development program for PBI-0451. We also incur and will continue to incur additional costs associated with operating as a public company, including significant insurance, legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

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
•
establish a sales, marketing, medical affairs, managed care and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;
•
hire additional clinical, quality control and scientific personnel;
•
expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, and manufacturing and commercialization efforts;
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

Working Capital

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•
the scope, progress, results and costs of researching and developing our product candidates and conducting preclinical and nonclinical studies and clinical trials;
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
•
the revenue, if any, received from the commercial sale of our products, should any of our product candidates receive marketing approval;
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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the unaudited condensed consolidated financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Please refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, for a discussion of our critical accounting policies and significant judgments and estimates.

Recent Accounting Pronouncements

We have not adopted any significant accounting policies since December 31, 2021. Upon evaluation of recently issued accounting pronouncements, we do not believe any will have a material impact on our condensed financial statements or related financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving their desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. If any of the following risks, or other risks not presently known to us or that we currently believe to not be material, are realized, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment. You should carefully review and consider the full discussion of our risk factors below, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission (SEC).

Risks Related to our Business

We have a limited operating history and no history of successfully developing or commercializing any approved therapeutic products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability and ability to generate revenue and become profitable in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, developing our technology, identifying and developing our lead product candidate, PBI-0451, conducting nonclinical studies and Phase 1 clinical trials of PBI-0451 and preparing for later stage clinical trials of PBI-0451. We have not yet demonstrated our ability to complete any late-stage or pivotal clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization or arrange for third parties to do these activities on our behalf. Investment in biotechnology and pharmaceutical product development is highly speculative because it entails substantial upfront expenditures in contract research organizations (CROs) and contract manufacturing organizations (CMOs) and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. If we successfully develop a product candidate, we will eventually need to transition from a company with a research and development focus to a company capable of supporting late-stage and commercial activities. We may not be successful in this transition. For example, we may need to rapidly develop our commercialization capabilities if PBI-0451 is approved for the treatment of SARS-CoV-2 or receives emergency use authorization (EUA).

We do not expect to receive revenue from PBI-0451 until we obtain EUA, if the pathway is available, or full marketing approvals, if ever. To date, we have not generated any revenue and we will not be able to generate product revenue unless and until PBI-0451, or any other product candidate, successfully completes clinical trials, receives EUA and is made available, or receives other regulatory approval and is commercialized. We may seek to obtain revenue from collaboration or licensing agreements with third parties or funding from government sources. Our ability to generate future product revenue from PBI-0451 or any other product candidates also depends on a number of additional factors, including our or our future collaborators’ (if any) ability to:

•
successfully initiate and complete nonclinical studies and clinical trials for PBI-0451 and any other product candidates;
•
conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates if we are required to do so by the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authorities;
•
to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety and efficacy and acceptable risk to benefit profile of our product candidates or any future product candidates;
•
seek and obtain marketing approvals for any product candidates that complete clinical development;
•
establish and maintain supply and manufacturing relationships with third parties and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•
launch and commercialize any product candidates for which we obtain marketing approval and, if launched independently, successfully establish a sales, marketing and distribution infrastructure;
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
•
negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter in the future and perform our obligations under such collaborations;
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

To date, we have devoted almost all of our financial resources to research and development, including preclinical and clinical development activities, and we expect to continue to incur significant research and development and other expenses related to our ongoing operations and the development of our lead therapeutic candidate, PBI-0451. As a result, we are not profitable and have incurred significant losses since our inception in February 2020. As of June 30, 2022, we had an accumulated deficit of $100.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we seek to advance PBI-0451 through clinical development, continue preclinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our product candidates.

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

As of June 30, 2022, we had $228.6 million of cash and cash equivalents. We believe our existing cash and cash equivalents will fund our current planned operations into the second half of 2023. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of nonclinical studies and anticipated clinical trials for PBI-0451 or any other product candidates we may develop;
•
any COVID-19 related delays or other effects the disease progression may have on our development programs;
•
the outcome, timing and cost of seeking and obtaining an EUA, if the pathway is available, or regulatory approval from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or require our clinical trial designs to differ from those currently contemplated;
•
the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
•
the effect of competing technologies, such as vaccines, antibody therapies or other oral antivirals, the status of the current pandemic and market developments;
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
•
the stability, scale, yield and cost of manufacturing our product candidates for clinical trials, in preparation for an EUA, if the pathway is available, or regulatory approval and in preparation for commercialization;
•
the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize;
•
the ability to establish, nature and timing of potential partnerships around current or future PBI-0451 assets; and
•
our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, government funding, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we could be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on acceptable terms, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We are heavily dependent on the success of PBI-0451, our lead product candidate. If we are required to discontinue development of PBI-0451 or if PBI-0451 does not receive emergency use authorization or regulatory approval, or fails to be successfully commercialized or achieve significant market acceptance, we would be substantially delayed in our ability to achieve profitability, if ever.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our lead product candidate, PBI-0451. Accordingly, our business and future success currently depends heavily on the successful development, regulatory approval and commercialization of PBI-0451 for treatment of coronaviruses, including the coronavirus that causes COVID-19. Our development of PBI-0451 for the treatment of COVID-19 is in early clinical stage of development. We cannot be certain that PBI-0451 will successfully commence or complete later stage clinical trials, receive an EUA, if the pathway is available, or regulatory approval or be successfully commercialized even if we receive regulatory approval. If we are required to discontinue development of PBI-0451 or if PBI-0451 does not receive EUA or regulatory approval or fails to achieve significant market acceptance, we would be substantially delayed in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labelling, approval, sale, marketing and distribution of PBI-0451 is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Failure to obtain regulatory approval for PBI-0451 will prevent us from commercializing and marketing PBI-0451.

Further, our future clinical trials of PBI-0451 may not be able to replicate the results from our preclinical and nonclinical studies of PBI-0451. To the extent this occurs, our expected development time and development costs for PBI-0451 may be increased.

Even if we are able to successfully obtain an EUA, if the pathway is available, or approval for PBI-0451 from the FDA or comparable foreign regulatory authority, any EUA or approval might contain significant limitations related to use, including limitations on the stage of disease PBI-0451 is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if we obtain regulatory approval for PBI-0451, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize PBI-0451, we may not be able to generate sufficient revenue to continue our business.

If we are not successful in discovering, developing, receiving regulatory approval for and commercializing other product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although we plan to devote a majority of our current resources to the continued clinical testing and potential approval of PBI-0451 for the treatment of SARS-CoV-2 infection, another key element of our strategy is to discover, develop and commercialize a broader portfolio of products. We are currently intending to do so through our internal discovery programs, but our resources are limited, and those resources that we have available have been and are largely geared towards preclinical and nonclinical testing, clinically enabling studies and clinical development of PBI-0451, including our Phase 1 clinical trials and preparation for our later stage clinical trials in patients, the Phase 2 clinical trial portion of which we anticipate initiating in mid-2022. We may also explore strategic collaborations for the development of new product candidates, but we may not be successful in entering into such relationships. Other than PBI-0451, we have no product candidates in the clinical stage of development. Research programs to identify additional product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed, and our business will be more vulnerable to any problems that we encounter in developing and commercializing our other product candidates.

Nonclinical development is uncertain. Our nonclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain approval from the FDA and other major regulatory agencies in non-U.S. countries to market a new product candidate, we must demonstrate proof of safety and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive nonclinical studies that support our planned Investigational New Drug (IND) or clinical trial applications (CTAs), in the United States and other countries, respectively. We cannot be certain of the timely completion or outcome of our nonclinical studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support further development of our programs. In addition, the FDA may decline to accept the data we obtain from foreign clinical trials in support of an IND in the United States, which may require us to repeat or conduct additional nonclinical studies or clinical trials that we did not anticipate. As a result, we cannot be sure that we will be able to submit INDs in the United States, or CTAs or similar applications in other jurisdictions, on the timelines we expect, if at all, and we cannot be sure that submission of INDs, CTAs or similar applications will result in the FDA or other regulatory authorities allowing additional clinical trials to begin.

Conducting nonclinical testing is a complex, lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program and often can take several years or more per program. Delays associated with programs for which we are directly conducting nonclinical studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the studies of certain programs that are the responsibility of potential future partners, if any, over which we have no control. The commencement and rate of completion of nonclinical studies for a product candidate may be delayed by many factors, including:

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
•
delays due to the ongoing COVID-19 pandemic, including due to reduced workforce productivity as a result of our implementation of a work-from-home policy or illness among personnel, or due to delays at our third-party CROs and CMOs throughout the world for similar reasons or due to restrictions imposed by applicable governmental authorities; and
•
delays due to other global-scale potentially catastrophic events, including other pandemics, terrorism, war (including Russia’s invasion of Ukraine), supply chain disruptions and climate change.

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

PBI-0451 and any other product candidates we may develop will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and comparable foreign regulatory authorities. The approval process is typically lengthy and expensive and approval is never certain. We have limited experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our clinical trials may not demonstrate that our potential products, including PBI-0451, will be active, safe or effective or achieve sufficient exposure to be of clinical benefit. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our product candidates.

We contract with third-party CMOs to make our drug substance and drug product to support current and planned clinical trials and for commercial sale, if approved. We will need to negotiate and maintain contractual arrangements with these CMOs for the supply of PBI-0451 and our future product candidates and we may not be able to do so on favorable terms. Most of our CMOs are outside the United States, including in the People's Republic of China (China). Our CMOs may not be able to adopt, adapt or scale up the manufacturing process in a timely manner to support our future clinical trials. Additionally, the current COVID-19 outbreak in China could impact the ability of our CMOs to manufacture the quantities of drug substance and drug product required for our future clinical trials and in accordance with proposed timelines. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

•
failure to meet acceptance criteria;
•
the manufacturing process is susceptible to product loss due to equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions, and even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions;
•
the manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, changes in manufacturing lines, labor and raw material shortages, financial difficulties of our contract manufacturers, natural disasters, power failures, local political unrest, politically driven embargoes or trade agreements affecting supply of raw materials and numerous other factors; and
•
any adverse developments affecting manufacturing operations for our product candidates may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more expensive manufacturing alternatives.

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

We may develop product candidates in combination with other product candidates or existing therapies. If any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would be subject to the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used in antiviral treatments, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or for indications other than currently anticipated. This could result in our own products being removed from the market or being less successful commercially.

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

As of June 30, 2022, we had 61 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We must attract and retain highly skilled employees to succeed. If we are not able to attract and retain key clinical, scientific, technical and management personnel, our business may materially suffer.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel. We face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it may adversely affect our ability to execute our business plan and harm our operating results. We do not maintain “key person” insurance for any of our key personnel. We currently have employment agreements with all of our executive officers. Our employment agreements with our executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of our executive officers may result in a significant loss in the knowledge and experience that we, as an organization, possesses and could cause significant delays, or outright failure, in the development and further commercialization of our product candidates.

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

We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the law or regulation, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.

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

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including significant competition for recruiting patients with COVID-19 in clinical trials, the availability of other therapies and changes in infection rates.

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
•
declining hospitalization, mortality and infection rates for SARS-CoV-2, including as a result of prior infection, vaccination immunity or the emergence of variants that cause less severe disease;
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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same or similar therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors or use other available therapies. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. Further, potential patients are increasingly testing at home for SARS-CoV-2 and not reporting results to their healthcare providers, thereby reducing the number of eligible patients that might have been willing to participate in a clinical trial if they had been provided the relevant information.

In addition, if any significant adverse events or other side effects are observed in any of our current or planned clinical trials or in the clinical trials of competitors, recruitment of patients to our clinical trials may be more difficult and patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays, which would increase our costs and have an adverse effect on us.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us. If our competitors develop and market products faster or that are more effective, safer, better tolerated, or less expensive than the product candidates we develop, our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for SARS-CoV-2 will be negatively impacted.

The biotechnology and pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Many competitors, including multinational pharmaceutical companies, specialized biotechnology and pharmaceutical companies, universities and other research institutions are developing or have approved or authorized treatments for SARS-CoV-2, the virus that causes COVID-19, and other therapeutic indications that we may pursue. In particular, a number of direct acting antivirals (DAAs) with oral route of administration are in development by other pharmaceutical and biopharmaceutical companies. Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Some of our competitors have been granted EUAs with respect to their investigational products for COVID-19, which allows for use of such therapies outside of clinical trials and sales to governments while clinical trials are ongoing and prior to approval by the FDA. For example, in December 2021, Pfizer, Inc. received an EUA for its DAA candidate, PAXLOVID™ (nirmatrelvir (PF-07321332) tablets and ritonavir tablets) for the treatment of mild to moderate COVID-19 in patients at high risk of hospitalizations or death, has entered into various government procurement contracts and in June 2022, Pfizer submitted a New Drug Application (NDA) to the FDA for PAXLOVID for individuals at high risk for progression to severe illness of COVID-19. A number of additional clinical and preclinical stage programs, including monoclonal antibodies and other treatment options, either have received or are moving forward to potential EUA or approval. If our competitors develop treatments more rapidly or effectively than we do, develop treatments that become the standard of care, commercialize products that are safer, more effective, have fewer or less severe effects, have a broader label, are marketed more effectively, including gaining exclusivity for their competing products on formularies thereby excluding our products from such formularies, are reimbursed or are less expensive than any products that we may develop, develop treatments with a more convenient or preferred route of administration or are more successful at commercializing an approved treatment, we may not be able to successfully commercialize PBI-0451 for the treatment of SARS-CoV-2 infection, even if approved, or compete with other treatments or vaccines, which could adversely impact our business and operations and our ability to raise funds. Some of our competitors may also have entered into procurement and supply agreements with governments that may impact our ability to enter into similar agreements. Accordingly, our competitors may succeed in obtaining FDA approval for competing products sooner than us. Our competitive position and ability to generate revenues may be impaired by competitors with product candidates that make it more difficult for us to obtain EUA or marketing approval for our product candidate and/or market acceptance of our product candidate.

It is also possible that the number of companies seeking to develop products and therapies for the treatment of SARS-CoV-2 virus and other coronaviruses will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market pharmaceutical or medicinal products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical or medicinal products and in obtaining regulatory approvals of human therapeutic products. Moreover, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. If our competitors develop and market products faster or that are more effective, safer, better tolerated, or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If we are unable to compete effectively, then we may not be able to develop or commercialize our product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or related parties’ cyber security.

We commenced operations in February 2020, at the beginning of the COVID-19 pandemic and the commencement of stay-at-home orders by the State of California. As a result, all employees work remotely, and we have not established any physical location. We continuously review and assess the adequacy of our internal computer security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines, and connection to the Internet, face the risk of systemic failure that could disrupt our operations.

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

War, terrorism, geopolitical uncertainties and other business interruptions could cause damage to, disrupt or cause us to cancel the conduct of our clinical trials on a global or regional basis, which could have a material adverse effect on our business. Such events could also decrease patient demand to enroll in our clinical trials, make it difficult or impossible for us to deliver products and services to our clinical investigational sites or impact the vendors with which we do business. In addition, territorial invasions can lead to cybersecurity attacks on companies, such as ours, located far outside of a conflict zone. In the event of prolonged business interruptions due to geopolitical events, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume our business or clinical operations. We have no operations in Russia or Ukraine, but we do not and cannot know if the ongoing conflict in Ukraine, which is unfolding in real-time, may escalate and result in broad and adverse economic and security conditions or rationing of medical supplies, which could limit our ability to conduct clinical trials or otherwise materially impact our business.

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

We might not be able to utilize a significant portion of our U.S. net operating loss (NOL) carryforwards and U.S. research and development tax credit carryforwards.

As of December 31, 2021, we had U.S. federal and state NOL carryforwards of approximately $41.0 million and $0.6 million, respectively, and federal and state research and development tax credit carryforwards of zero and $52,000, respectively. Our federal NOL carryforwards do not expire. If not utilized, our state NOL carryforwards and state research and development tax credits will expire at various dates beginning in 2036. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, unused losses generated in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely and generally may not be carried back to prior taxable years, except that, under the Coronavirus Aid, Relief, and Economic Security Act, a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 is permitted. Additionally, for taxable years beginning after December 31, 2017, the deductibility of such U.S. federal NOLs is limited to 80% of our taxable income in any future taxable year. In addition, under Section 382 of the Internal Revenue Code (Code), the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of the transactions consummated on December 23, 2021 (Business Combination) pursuant that certain Agreement and Plan of Merger, dated June 29, 2021 (as amended on November 7, 2021, the “Merger Agreement”), by and among Old Pardes, Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (as defined in the Merger Agreement) and subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of U.S. federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which will delay the deductibility of these expenses and potentially increase the amount of cash taxes we pay, if any.

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

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, clinical trials, workers’ compensation, umbrella and directors’ and officers’ insurance.

Any product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources and our clinical trials or regulatory approvals could be suspended.

We also expect that, given our stage of development and intended therapeutic indication, operating as a public company will make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs and retention levels to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors (Board), our Board committees or as executive officers. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations.

Risks Related to COVID-19

We have not commenced clinical trials on the safety and efficacy of PBI-0451, our lead product candidate, in patients infected with SARS-CoV-2. Accordingly, there is significant uncertainty around the development of PBI-0451 as a potential treatment for coronavirus generally, and SARS-CoV-2 infections and COVID-19 specifically.

We anticipate initiating a Phase 2 clinical trial for PBI-0451 in mid-2022. Given the early stage of development, there is significant uncertainty whether PBI-0451 can be successfully developed as a potential treatment or prevention for SARS-CoV-2 infections. We have committed and plan to continue to commit significant financial and personnel resources to the development of PBI-0451. We seek to develop PBI-0451 as a potential treatment and prevention for SARS-CoV-2 infections and the current circulating strains of SARS-CoV-2 that remain highly conserved in the binding region of PBI-0451. Even if PBI-0451 is shown in future clinical trials to be effective against the then-currently circulating strains of SARS-COV-2 in patients, SARS-CoV-2 continues to mutate and evolve resulting in new variants of concern globally. It is unknown if a future variant could arise that contains mutations to the binding pocket of the SARS-CoV-2 Mpro or if resistant variants may reduce the efficacy of PBI-0451 against the SARS-CoV-2 Mpro. If the SARS-CoV-2 virus develops resistance to PBI-0451, we may not be able to obtain approval for PBI-0451 or if approved, the long-term demand for and potential commercial success of this product candidate would be adversely impacted.

Further, while our goal is to develop PBI-0451 and explore the effectiveness of PBI-0451 and/or additional potential therapies against other or future coronaviruses in addition to SARS-CoV-2, we cannot be certain we will be successful. If our potential therapies are not effective against SARS-CoV-2 or other coronaviruses, the value and/or sales potential of these therapies may be reduced or eliminated. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could rapidly dissipate or against which our potential therapies, if developed, may not be partially or fully effective and may ultimately prove unsuccessful or unprofitable. Furthermore, there are no assurances that PBI-0451 or our other product candidates, if approved, will be approved for inclusion in government stockpile programs, which may be material to the commercial success of any approved coronavirus-related product candidate, either in the United States or abroad.

COVID-19 continues to cause significant morbidity and mortality globally. The number of infections and the morbidity associated with those infections, however, change continuously. As a result, we may find enrollment of patients for clinical trials to be a challenge and/or may find that the severity of disease declines over time such that it becomes challenging to enroll the number of patients required to demonstrate statistically significant improvements in endpoints. If enrollment is delayed or takes longer than expected this could delay or prevent the collection of data sufficient to meet our endpoints and seek authorization or marketing approval.

While there is currently an urgent need for a treatment for SARS-CoV-2 infections, the longevity and extent of the COVID-19 pandemic caused by SARS-CoV-2 is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the availability of vaccines, or otherwise, the need for a treatment could decrease significantly. A decrease in hospitalizations, morbidity or mortality rates due to prior infection or vaccination immunity or due to variants that cause less severe disease, could lessen the demand for treatments or individuals willing to participate in clinical trials.

As a result of the number of infections, hospitalization rates and the morbidity associated with SARS-CoV-2 infections, changing continuously, we may find enrollment of patients for clinical trials a challenge and/or may find that the severity of the disease declines over time such that it becomes challenging to enroll the number of patients required to demonstrate statistically significant improvements in endpoints related to hospitalizations, morbidity and mortality. If enrollment is delayed or takes longer than expected, this could delay or prevent the collection of data sufficient to meet our endpoints and seek marketing approval.

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

We believe that there is an urgent unmet need for effective, easy-to-use SARS-CoV-2 treatments. If data from our proposed development program in SARS-CoV-2 infected patients is positive, we may pursue certain expedited development, review and approval programs offered by the FDA or other regulatory authorities to sponsors of drugs designed to treat serious diseases and conditions. These programs may offer the potential for a more rapid approval and commercialization process than traditional review pathways. Our pursuit of such expedited pathways would depend upon an alignment with the FDA or other regulatory authorities on the design and appropriate approval endpoints of potential registration-enabling clinical trials or potential registration pathways, and there is no guarantee that the FDA or other regulatory authorities will agree with any strategy we may propose or determine that an EUA is appropriate. However, to prepare for the possibility that we may be required to develop and rapidly commercialize PBI-0451, we may enter into agreements with and make payments to CMOs in advance of obtaining any EUA or approval to market PBI-0451 for the treatment of SARS-CoV-2 infections. As a result, we may not be able to recover these costs if PBI-0451 is not approved, which could have a material adverse effect on our business.

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

Furthermore, we as an organization have never commercialized a product and may not be successful in establishing the capabilities required for commercialization. In order to commercialize PBI-0451, we will need to rapidly establish and build sales, market access, medical affairs and marketing capabilities prior to obtaining approval to market PBI-0451. If we do not obtain authorization or approval for PBI-0451, we will have expended those resources prematurely and our business could be adversely affected.

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

In December 2019, SARS-CoV-2 surfaced in China. Since then, SARS-CoV-2 and the resulting COVID-19 disease has spread globally. In the United States, travel bans and government stay-at-home orders caused widespread disruption in business operations and economic activity. Governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, consumer sentiment, economies and financial markets and, along with decreased consumer spending, have led to disruptions in the U.S. economy. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, all of our employees currently work-from-home. Many of our third-party collaborators, such as our CMOs, CROs, suppliers and others, have taken similar precautionary measures. As certain countries have reopened, they have experienced a new surge of infections and have in some areas reinstated stay at home orders and other containment measures. Efforts to re-open are likely to take a significant amount of time, require additional resources to implement social-distancing and other containment measures, or may not be successful. These measures may disrupt our business and our current and proposed clinical program and timelines.

As a result of the evolving COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies, nonclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in a clinical trial, including rapidly evolving treatment paradigms and patients that may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;
•
difficulties in enrolling patients due to the number of competing therapies that are approved, authorized or being tested for COVID-19;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, or the overwork of existing investigators and staff;
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

As a result, the expected timeline for data readouts of our clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect and delay our ability to obtain regulatory approvals for PBI-0451, increase our operating expenses and have a material adverse effect on our financial condition. We may also experience interruption of or delays in receiving the supplies and materials needed to conduct clinical trials. For example, since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received EUA by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Moreover, SARS-CoV-2 is a novel pathogen and information regarding the symptoms, progression and spread of COVID-19 continues to rapidly evolve, which may present additional challenges for the conduct of our clinical trials in COVID-19 patients. For example, COVID-19 patients have presented with a wide range of symptoms and side effects, which may make it more difficult for clinical trial investigators to determine whether any adverse events observed in our clinical trials are related to PBI-0451 or are consistent with the underlying disease. Any increase in the severity or incidence of adverse events deemed to be related to PBI-0451 could delay or prevent our regulatory approval, which could have a material adverse effect on our financial condition.

The impact to our operations due to the COVID-19 pandemic could be severe and could negatively affect our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, the pandemic may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those relating to our clinical trial timelines, our ability to enroll subjects for clinical trials and obtain materials that are required for the production of our product candidates and our ability to raise capital.

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

The FDA or comparable foreign regulatory authorities may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval of our commercialization plans, or we may decide to abandon the development program for other reasons. If we were to obtain approval, regulatory authorities may approve any of our product for fewer or more limited indications than we request, may require specific labeling or a Risk Evaluation Mitigation Strategy (REMS), that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

We do not know whether any of our clinical trials will be commenced or completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•
the FDA or comparable foreign regulatory authorities may not authorize our or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold and may request additional data to permit allowance of our IND;
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
•
difficulties obtaining ethics committee or Institutional Review Board (IRB) approval to conduct a clinical trial at a prospective site or sites;
•
challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to clinical sites, eligibility criteria for the clinical trial, the nature of the clinical trial protocol, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;
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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that have believed their product candidates performed satisfactorily in preclinical studies, nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

In addition, a clinical trial may be suspended or terminated by us, the FDA or comparable foreign regulatory authorities, the IRBs at the sites where the IRBs are overseeing a clinical trial, a data and safety monitoring board that is overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including, among others:

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

Our first-in-human Phase 1 clinical trial of PBI-0451 was conducted in New Zealand. We may choose to conduct additional clinical trials outside the United States for our product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. The acceptance of data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions, or such data may not be accepted at all. The FDA will generally not consider the data from a foreign clinical trial not conducted under an IND unless (i) the trial was well-designed and well-conducted in accordance with good clinical practice (GCP) requirements, including requirements for the design, conduct, performance, monitoring, auditing, recording, analysis and reporting of clinical trials in a way that provides assurance that the data and reported results are credible and accurate and that the rights, safety and well-being of trial subjects are protected, and (ii) the FDA is able to validate the data from the trial through an onsite inspection, if necessary. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such as inspection to be necessary, the

FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including requirements as to the size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of PBI-0451, it would likely result in the need for additional trials for us to obtain regulatory approval to market PBI-0451 in the U.S., which would be costly and time-consuming and delay or permanently halt our development of our product candidate. In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the United States, such as:

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

If available, we may attempt to secure accelerated approvals of our product candidates in the United States and other countries. If we are unable to obtain such accelerated approvals, or those pathways are no longer available to us at the time we would be seeking approvals, we will be required to conduct additional nonclinical studies or clinical trials beyond those contemplated for accelerated approval, which could delay our ability to generate revenue and increase the expense of obtaining and delay in the receipt of necessary marketing approvals. Even if we receive an accelerated approval from the FDA or other regulators, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or other regulators may seek to withdraw conditional approval.

On June 6, 2022, the FDA granted Fast Track designation for PBI-0451 for the treatment and prevention of SARS-CoV-2 infection and associated diseases (i.e., COVID-19), and in the future we may decide to seek accelerated approval of other product candidates under the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient- and public-health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such clinical trials in a timely manner, or if such post-approval clinical trials fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis.

In addition, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials for products under consideration for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

If we submit an NDA seeking accelerated approval for any additional product candidates, there can be no assurance that such an application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Failure to obtain accelerated approval for a product candidate would result in a longer time period to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate, which could harm our competitive position in the marketplace.

Fast Track designation for PBI-0451 may not result in faster development, regulatory review, or approval and does not necessarily increase the likelihood that PBI-0451 will receive marketing approval in the United States or other jurisdictions.

On June 6, 2022, the FDA granted Fast Track designation for PBI-0451 for the treatment and prevention of SARS-CoV-2 infection and associated diseases (i.e., COVID-19). Fast Track designation provides increased opportunities for sponsor meetings with the FDA during nonclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. However, even with Fast Track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our product development program. Any such withdrawal could adversely affect our business, financial condition and results of operations.

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

The regulatory pathways for our product candidates targeting coronaviruses, including SARS-CoV-2, the virus that causes COVID-19, are continually evolving, which may result in unexpected or unforeseen challenges and longer timelines than seen for earlier COVID-19 vaccines and therapeutics.

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product and there are no adequate, approved and available alternatives. To date, COVID-19 vaccines, therapeutic antibodies and other therapeutics that have demonstrated positive results in clinical trials have moved rapidly through the FDA regulatory review and EUA process, as well as the review and authorization process in a number of other jurisdictions, including the European Union (EU). The speed at which all parties are acting to create and test many therapeutics for COVID-19 is unusual. Evolving or changing plans or priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new knowledge of COVID-19 and how the disease affects the human body, evolving rates of infection, hospitalizations, morbidity and mortality, new data regarding potential therapeutics developed by our competitors and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals for therapeutics such as PBI-0451. Results from our continued development, clinical trials and planned clinical trials, and ongoing discussions with the FDA and other regulatory bodies in relation thereto, may raise new questions and require us to redesign proposed nonclinical studies and clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects, with minimal lead time. Moreover, there is not yet any clear definition of the point at which the FDA will determine that the underlying COVID-19 health emergency no longer exists or warrants such authorizations. Accordingly, we successfully complete the late-stage clinical trials of PBI-0451 demonstrating its therapeutic benefit and safety profile, the timelines and regulatory processes required for the authorization or approval of PBI-0451 as a treatment for COVID-19 remain uncertain.

Depending on the clinical endpoints and outcomes of our clinical testing of PBI-0451 and assuming that the public health emergency has not been terminated by the Secretary of the Department of Health and Human Services (HHS), we may seek an EUA for PBI-0451 for use in the ongoing COVID-19 public health emergency, which would permit us to commercialize a product candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the HHS), meaning that once the emergency declaration is terminated, distribution of under an EUA must be ceased and an NDA approval is required to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA; for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives.

There can be no assurance that the public health emergency will continue for an extended period of time and that PBI-0451, which we are developing for the prevention and treatment of COVID-19, could ever be granted an EUA by the FDA. If the ongoing public health emergency does not continue, we will not be able to request or receive an EUA for PBI-0451 or similar authorization by regulatory authorities outside of the United States. If we are not able to successfully complete clinical trials in high-risk patients with approvable endpoints, then we will not be able to request or receive an EUA for PBI-0451 or similar authorizations by regulatory authorities outside the United States. If we do not request such an authorization or, if we do request such an authorization and no authorization is granted or, once granted, is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. Accordingly, we cannot predict whether an EUA for PBI-0451 may be granted or, if granted, how long such EUA would remain in place. Any termination or revocation of an EUA (if granted) for one of our product candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 product candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 product candidates under an EUA. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

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

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private third-party payors. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research and development and, if approved, market, sell and distribute our products. See the section entitled “Business – Government Regulation and Product Approval – Other Healthcare Laws” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws (e. g., Section 5 of the Federal Trade Commission Act (FTCA) and the California Consumer Privacy Act of 2018 (CCPA), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators.

The State of California, for example, recently adopted the CCPA, which became effective January 2020. The CCPA establishes a privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State, imposing special rules on the collection of consumer data from minors and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (CPRA) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action and establish a new California Privacy Protection Agency to implement and enforce the new law. Additionally, some observers have noted that the CCPA and CPRA have marked the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the U.S., we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (CDPA) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (CPA) into law. The CDPA and the CPA will both become effective on January 1, 2023. While the CDPA and CPA incorporate many similar concepts to the CCPA and CPRA, there are also several key differences in the scope, application and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates and respond to consumer rights requests.

In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers) and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTCA, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations.

As we begin to conduct clinical trials globally, we may also become subject to privacy restrictions in various foreign jurisdictions around the world. For example, the collection, use, storage, disclosure, transfer, or other processing of personal information regarding individuals in the European Economic Area (EEA), including personal health data, is subject to the General Data Protection Regulation 2016/679 (GDPR). The GDPR is wide-ranging and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation and reputational harm in connection with our European activities.

Importantly, the GDPR prohibits the transfer of personal data from the EEA to the U.S. and other countries in respect of which the European Commission or other relevant regulatory body has not issued a so-called “adequacy decision” (known as “third countries”), unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. One of the primary safeguards used for transfers of personal data to the U.S. was the EU-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. However, certain recent EU court decisions cast doubt on the ability to use one of the primary alternatives to the EU-U.S. Privacy Shield, namely the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data to the U.S. and other third countries. In addition, the European Commission has recently published new versions of the Standard Contractual Clauses, which must be used for all new transfers of personal data from the EEA to third countries (including the U.S.) starting in September 2021, and all existing transfers of personal data from the EU to third countries relying on the prior versions of the Standard Contractual Clauses must be replaced by December 2022. The implementation of the new Standard Contractual Clauses may necessitate significant contractual overhaul of our data transfer arrangements with sub-processors and vendors. Use of the Standard Contractual Clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place.

At present, there are few, if any, viable alternatives to the Standard Contractual Clauses, and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data. As supervisory authorities issue further guidance on personal data export mechanisms (including circumstances where the Standard Contractual Clauses can and cannot be used) and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines. In addition, if we are unable to transfer personal data between and among countries and regions in which we conduct clinical trials, operate, engage providers and/or otherwise transfer personal data, this could affect the manner in which we receive and/or provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results and generally increase compliance risk as a result. Additionally, other countries outside of the EEA have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

In addition, further to the United Kingdom’s (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020, but subject to certain UK-specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned with the EU’s data protection regime. Importantly, the UK Information Commissioner’s Office has developed its own bespoke version of the Standard Contractual Clauses to govern cross-border data transfers, which could necessitate the implementation of both UK and EEA versions of Standard Contractual Clauses, depending on the locations of our clinical trials. This would require significant resources and result in significant cost to implement and manage. Further, non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice (cGMP), regulations and standards. Manufacturers and manufacturers’ facilities are also required to comply with applicable tracking and tracing requirements for prescription drug products. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the HHS’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations of applicable regulations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

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

The success of our product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, commercial payors and health maintenance organizations. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (CMS), an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval processes apart from Medicare determinations. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

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

Also, regulatory approval for our product candidates may be withdrawn if we fail to comply with regulatory requirements as a result of problems that occur after the product candidate reaches the market or for other reasons. If we fail to comply with the regulatory requirements in international markets and fail to receive applicable marketing approvals, our target market will be reduced, our ability to realize the full market potential of our product candidates will be harmed and our business will be adversely affected. We may not obtain comparable foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we fail to obtain approval of our product candidates by comparable foreign regulatory authorities, we will be unable to commercialize our product in that country and the commercial prospects of that product candidate and our business prospects could decline.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on our business. Further, as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections) and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval but that an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process its regulatory submissions, which could have a material adverse effect on its business.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for PBI-0451 and our other product candidates, proprietary platform and methods of use, as well as on our ability to operate without infringing upon the proprietary rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for our product candidate or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours and our ability to successfully commercialize our product candidates and other product candidates that we may pursue may be impaired. We generally seek to protect our proprietary position by filing patent applications in the United States and at the appropriate time in those jurisdiction abroad as deemed appropriate, related to our product candidates, proprietary technologies and their uses that are important to our business. Finally, we maintain our non-patented, but proprietary technologies, as company trade secrets. As of August 1, 2022, we own three issued patents related to protease inhibitors. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage.

Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to our PBI-0451. In addition, we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, collaborators, consultants, advisors and other third parties; however, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Therefore, we cannot be certain that we were the first to file for patent protection of the invention claimed in our patent applications.

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

As of August 1, 2022, we are currently the assignee of three issued U.S. patents and a number of pending U.S. provisional and non-provisional patent applications directed to PBI-0451 and other compounds and technologies in our programs. U.S. provisional patent applications that we file are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent application, we may lose our priority date with respect to the provisional patent application and any patent protection on the inventions disclosed in the provisional patent application. We cannot be certain that the claims in U.S. pending nonprovisional patent application or the provisional patent applications when converted to nonprovisional patent applications will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries.

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

As of August 1, 2022, we own three issued U.S. patents related to protease inhibitors, one of which includes claims directed to PBI-0451. Our issued patents and future patents if issued may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated, circumvented or narrowed, or fail to provide us with any competitive advantages.

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

A third party may hold proprietary rights that could prevent our product candidates from being marketed. Moreover, it is possible that we are or may become aware of patents or pending patent applications that we think do not relate to our product candidates or that we believe are invalid or unenforceable, but that may nevertheless be interpreted to encompass our product candidates and to be valid and enforceable. If any third-party intellectual property claims are asserted against us, even if we believe the claims are without merit, there is no assurance that a court would find in our favor, e.g., on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability to commercialize any product candidates we may develop and any other product candidates or technologies covered by the asserted third-party patents. To successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any such third-party patents (including those that may issue from such applications) were successfully asserted against us or other commercialization partners and we were unable to successfully challenge the validity or enforceability of any such asserted patents, then we and other commercialization partners may be prevented from commercializing our product candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, we could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

Because our clinical candidates are pharmaceutical molecules reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Act, as currently amended, which allows a generic company to submit an Abbreviated New Drug Application (ANDA) to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug product or our method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.

Currently, in the United States, the FDA may grant five years of exclusivity for new chemical entities (NCEs), for which our product candidates may qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA four years after approval of our product. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that our listed patents are invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of our data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, do not timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary protection, and our product can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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
•
we, or our future collaborators, might not have been the first to make the inventions covered by our patents or pending patent applications;
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

If we initiate legal proceedings against a third party to enforce a patent covering our product candidate, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patent such that they no longer cover our product candidate. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part and perhaps all of the patent protection on our product candidate. A loss of patent protection for our product candidate could have a material adverse impact on our ability to commercialize or license our technology and product candidate and, resultantly, on our business, financial condition, prospects and results of operations.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other bio pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, weakening the rights of patent owners in certain situations or ruling that certain subject matter is not eligible for patent protection. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, the USPTO and equivalent bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce existing patents and patents we may obtain in the future.

Patent reform laws, such as the Leahy-Smith America Invents Act (Leahy-Smith Act), as well as changes in how patent laws are interpreted, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our patents, when issued. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the filing and prosecution strategies associated with patent applications, including a change from a “first-to-invent” to a “first-inventor-to-file” patent system and may also affect patent prosecution and litigation, such as by allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-inventor-to-file” provisions, became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of issued patents all of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Reliance on Third Parties

We rely on and will continue to rely on third parties to conduct our nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We do not have the ability to independently conduct certain nonclinical studies and clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support certain nonclinical studies and clinical trials for PBI-0451, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our nonclinical studies or clinical trials, we could be subject to untitled and warning letters or enforcement action that may include civil penalties up to and including criminal prosecution.

We have negotiated and expect to continue negotiating, our budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We rely heavily on third parties in connection with our clinical development program for PBI-0451 and will continue to do so over the course of our future clinical trials and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our future clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with products produced under cGMP requirements and may require a large number of patients. Our failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We contract with third parties for the manufacture of our product candidates for nonclinical and clinical testing and expect to continue to do so for subsequent clinical trials and for commercialization. Significant portions of our clinical manufacturing are currently conducted by third party manufacturers outside of the United States, including China. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or that such supply will not be available to us at an acceptable cost and in accordance with anticipated timelines, which could delay, prevent, or impair our development or commercialization efforts.

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

Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourself. Any disruption in supply from any supplier or manufacturing location, including on account of the COVID-19 pandemic or the ongoing conflict in Ukraine, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations and prospects. To the extent any issues arise with our third-party manufacturers, we may be unable to establish any agreements with any other third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
the possible breach of the manufacturing agreement by the third party;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•
reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with cGMP regulations or comparable foreign regulatory requirements. The facilities used by our CMOs to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of and will be completely dependent on our contract manufacturers for compliance with cGMPs in connection with the manufacture of our product candidates. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulators, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

The lengthy multi-step manufacturing processes for our product candidates are expensive, highly-regulated and subject to multiple risks. Further, as product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of clinical trials or other future clinical trials.

In addition, the manufacturing process for any products that we may develop is subject to FDA and other comparable foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and comparable foreign regulatory authority requirements, including, for example, complying with cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging or comparability nonclinical or clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, impair commercialization efforts, increase our cost of goods and has an adverse effect on our business, financial condition, results of operations and growth prospects.

We may seek to establish collaborations and if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

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

We do not currently have an infrastructure for the sales, marketing and distribution of pharmaceutical products. In order to market our product candidates, if approved by the FDA or any other regulatory body, we must build our sales, marketing, commercial operations, managed care, customer operations, channel distribution, government price reporting, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or account management team is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establishes marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourself. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and they could expose us to regulatory enforcement and legal risk in the execution of their sales and commercialization activities. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

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
•
the relative convenience and ease of administration, for example, dosage form, pill burden or number of days of therapy per course;
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

Product liability lawsuits against us could cause the company to incur substantial liabilities and to limit commercialization of any products that we may develop and insurance coverage may not be adequate.

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

The price of our common stock has been and may continue to be volatile.

We cannot predict the prices at which our common stock will continue to trade. From the closing of the Business Combination on December 23, 2021 through June 30, 2022, our closing stock price has ranged from $2.84 to $17.02. The price of our common stock may fluctuate due to a variety of factors, including:

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

•
the impact of rising interest rates and inflation;
•
the volume of shares of our common stock available for public sale; and
•
general economic and political conditions such as recessions, interest rates, inflation rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks and acts of war or terrorism, including geopolitical instability caused by the Russian invasion of Ukraine.

These market and industry factors may materially reduce the market price of share of our common stock regardless of our operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

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

Sales of a substantial number of shares of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock. Moreover, as restrictions on resale end and the registration statements (that we have filed, or will file, following the closing date of the Business Combination to provide for the resale of such shares from time to time) are available for use, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests, voting rights and the per share value of our common stock to decline.

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

We expect to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the SEC and Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404, including an assessment of the design of our information systems associated with our internal controls.

To date, we have not completed a review of our internal control for the purpose of providing the reports required by these rules. During our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if material weaknesses are identified or arise in the future, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934 (Exchange Act). Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from Nasdaq or other adverse consequences. We will incur significant costs to remediate any material weaknesses we identify through these efforts. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act (Section 404), or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

Our executive officers, directors and principal stockholders, if they choose to act together, will continue to have the ability to significantly influence all matters submitted to stockholders for approval.

As of August 1, 2022, our executive officers, directors and their affiliates, in the aggregate, owned approximately 37% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our Board or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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
•
the required approval of at least 66-2/3% of the shares entitled to vote to remove a director for cause and the prohibition on removal of directors without cause;
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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

32†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

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

PARDES BIOSCIENCES, INC.

Date: August 15, 2022	By:	/s/ Thomas G. Wiggans
Thomas G. Wiggans
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Heidi Henson
Heidi Henson
Chief Financial Officer (Principal Financial and Accounting Officer)