Form 10-Q
period 2022-09-30
PARDES BIOSCIENCES, INC.
filed 2022-11-07
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s common stock outstanding as of November 1, 2022 was 62,320,924.

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Set forth below is a summary list of the principal risk factors as of the date of filing of this Quarterly Report on Form 10-Q:

•
We are heavily dependent on the success of PBI-0451, our lead product candidate. If we are required to discontinue development of PBI-0451 or if PBI-0451 does not receive emergency use authorization (if available) or regulatory approval, or fails to be successfully commercialized or achieve significant market acceptance, we would be substantially delayed in our ability to achieve profitability, if ever.
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
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us. If our competitors develop and market products faster or that are more effective, safer, better tolerated, or less expensive than the product candidates we develop, our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19 will be negatively impacted.
•
The regulatory pathways for our product candidates targeting coronaviruses, including SARS-CoV-2, the virus that causes COVID-19, are continually evolving, which may result in unexpected or unforeseen challenges and longer timelines than seen for earlier COVID-19 vaccines and therapeutics.
•
COVID-19 continues to cause morbidity and mortality globally; however, the number of infections and the morbidity associated with those infections fluctuates significantly. As a result, we may find enrollment of patients for clinical trials to be a challenge and/or may find that the severity of disease declines over time such that it becomes challenging to enroll the number of patients required to demonstrate statistically significant improvements in endpoints. If enrollment is delayed or takes longer than expected, this could delay or prevent the collection of data sufficient to meet our endpoints and seek authorization or marketing approval.
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
•
We may expend resources in anticipation of clinical trials and potential commercialization of PBI-0451, which we may not be able to recover if PBI-0451 is not authorized or approved for the treatment of COVID-19 or we are not successful at commercializing PBI-0451.
•
If available, we may attempt to secure expedited approvals of our product candidates in the United States and other countries. If we are unable to obtain such expedited approvals, or those pathways are no longer available to us at the time we would be seeking approvals, we will be required to conduct additional nonclinical studies or clinical trials beyond those contemplated for expedited approval, which could delay our ability to generate revenue and increase the expense of obtaining and delay in the receipt of necessary marketing approvals. Even if we receive an expedited approval from the FDA or other regulators, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or other regulators may seek to withdraw the initial approval.
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

PARDES BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$209,055	$268,678
Prepaid expenses and other current assets	4,986	6,581
Total current assets	214,041	275,259
Total assets	$214,041	$275,259
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,569	$2,385
Accrued expenses	10,459	6,580
Total current liabilities	12,028	8,965
Total liabilities	12,028	8,965
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock: $0.0001 par value at September 30, 2022 and December 31, 2021; 250,000,000 shares authorized at September 30, 2022 and December 31, 2021; 62,320,924 and 62,378,996 shares issued at September 30, 2022 and December 31, 2021, respectively; and 59,113,864 and 56,765,533 shares outstanding at September 30, 2022 and December 31, 2021, respectively	6	6
Additional paid-in capital	325,943	317,812
Accumulated deficit	(123,936)	(51,524)
Total stockholders' equity	202,013	266,294
Total liabilities and stockholders' equity	$214,041	$275,259

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$17,375	$8,081	$50,918	$17,792
General and administrative	6,919	3,434	22,736	6,389
Total operating expenses	24,294	11,515	73,654	24,181
Other income:
Interest and other income, net	959	3	1,242	10
Net loss and comprehensive loss	$(23,335)	$(11,512)	$(72,412)	$(24,171)
Net loss per share, basic and diluted	$(0.40)	$(3.76)	$(1.25)	$(11.73)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	58,381,918	3,064,829	57,720,591	2,059,855

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(in thousands, except share amounts)

	For the Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2021	—	$—	56,765,533	$6	$317,812	$(51,524)	$266,294
Vesting of restricted stock awards into common stock	—	—	610,765	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,527	—	1,527
Net loss	—	—	—	—	—	(21,440)	(21,440)
Balance at March 31, 2022	—	—	57,376,298	6	319,339	(72,964)	246,381
Vesting of restricted stock awards into common stock	—	—	604,820	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,888	—	3,888
Net loss	—	—	—	—	—	(27,637)	(27,637)
Balance at June 30, 2022	—	—	57,981,118	6	323,227	(100,601)	222,632
Vesting of restricted stock awards into common stock	—	—	1,132,746	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,716	—	2,716
Net loss	—	—	—	—	—	(23,335)	(23,335)
Balance at September 30, 2022	—	$—	59,113,864	$6	$325,943	$(123,936)	$202,013

	For the Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Common Stock		Additional		Total Stockholders'
	Number of Shares	Amount	Number of Shares	$0.0001 Par Value	Paid-In Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2020	—	$—	—	$—	$—	$(13,006)	$(13,006)
Issuance of Series A convertible preferred stock for cash, net of issuance costs of $176	13,756,122	44,324	—	—	—	—	—
Conversion of 2020 SAFE agreements into shares of convertible preferred stock	5,845,071	14,808	—	—	—	—	—
Vesting of restricted stock awards into common stock	—	—	1,534,646	—	—	—	—
Stock-based compensation expense	—	—	—	—	76	—	76
Net loss	—	—	—	—	—	(4,523)	(4,523)
Balance at March 31, 2021	19,601,193	59,132	1,534,646	—	76	(17,529)	(17,453)
Vesting of restricted stock awards into common stock	—	—	1,185,397	—	—	—	—
Exercise of common stock options	—	—	1,408	—	4	—	4
Stock-based compensation expense	—	—	—	—	230	—	230
Net loss	—	—	—	—	—	(8,136)	(8,136)
Balance at June 30, 2021	19,601,193	59,132	2,721,451	—	310	(25,665)	(25,355)
Vesting of restricted stock awards into common stock	—	—	630,120	—	—	—	—
Stock-based compensation expense	—	—	—	—	344	—	344
Net loss	—	—	—	—	—	(11,512)	(11,512)
Balance at September 30, 2021	19,601,193	$59,132	3,351,571	$—	$654	$(37,177)	$(36,523)

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(72,412)	$(24,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,131	650
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,594	(482)
Accounts payable	(581)	1,119
Accrued expenses	4,042	2,747
Net cash used in operating activities	(59,226)	(20,137)
Financing activities:
Proceeds from issuance of convertible preferred stock	—	44,500
Cash paid for deferred offering costs	(397)	(1,218)
Payment of issuance costs for convertible preferred stock	—	(176)
Proceeds from exercise of common stock options	—	4
Net cash (used) provided by financing activities	(397)	43,110
(Decrease) increase in cash and cash equivalents	(59,623)	22,973
Cash and cash equivalents at beginning of period	268,678	3,410
Cash and cash equivalents at end of period	$209,055	$26,383
Non-cash financing activities:
Conversion of 2020 SAFE agreements into shares of convertible preferred stock	$—	$14,808
Deferred offering costs included in accounts payable and accrued expenses	—	302

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

Pardes Biosciences, Inc. is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel oral-antiviral therapeutics to improve the lives of patients suffering from life-threatening disease, starting with our lead product candidate, PBI-0451, which is in clinical development and intended to treat and prevent COVID-19 in adult and pediatric patients. COVID-19 is caused by infection with the severe acute respiratory syndrome coronavirus (SARS-CoV-2). PBI-0451 inhibits the main coronaviral cysteine protease, a viral protein essential for replication of all known coronaviruses, including SARS-CoV-2.

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

Through September 30, 2022, we have funded our operations primarily with proceeds from the issuance of Simple Agreements for Future Equity (SAFEs), convertible preferred stock financing, the Business Combination and the PIPE Investment. We believe that our $209.1 million of cash and cash equivalents as of September 30, 2022, will enable us to fund our current planned operations for at least 12 months from the issuance date of these unaudited condensed financial statements, though we may raise additional capital through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements, government funding and grants. Management’s expectations with respect to our ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. Our operating plan may change as a result of many factors currently unknown to management and there can be no assurance that the current operating plan will be achieved in the time frame anticipated by us or at all and we may need to seek additional funds sooner than anticipated. If adequate funds are not available to us on a timely basis, on acceptable terms or at all, management may be required to delay, limit, reduce, or terminate certain of its research, product development or future commercialization efforts, obtain funds through arrangements with collaborators on terms unfavorable to us, or pursue merger or acquisition strategies, all of which could adversely affect the holdings or the rights of our stockholders.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (SEC) on March 29, 2022, from which we derived our balance sheet as of December 31, 2021. The accompanying unaudited condensed financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any other future annual or interim period.

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

We are monitoring the potential impact of COVID-19 on our business and our unaudited condensed financial statements. The effects of the public health directives and our work-from-home policies may negatively impact productivity, disrupt our business and delay clinical programs and timelines and future clinical trials, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct business in the ordinary course. The ultimate extent of the impact of the COVID-19 pandemic on our business, financial condition, prospects, operations and product development timelines and plans remains highly uncertain and will depend on future developments, and the duration and intensity of those developments, including as a result of new information that may emerge concerning COVID-19, actions taken to contain the pandemic, the duration and spread of outbreaks and the continued emergence of variants, the availability of emergency use authorizations, the availability of effective alternative treatments, the ability to design and initiate clinical trials with approvable endpoints that are financially feasible, the pandemic’s impact on patient enrollment, trial sites, contract research organizations (CROs), contract manufacturing organizations (CMOs) and other third parties with which we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, results of operations and financial condition, including our ability to obtain financing.

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

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would be anti-dilutive (in common stock equivalent shares):

	September 30, 2022	September 30, 2021
Conversion of outstanding convertible preferred stock	—	19,601,193
Outstanding stock options	9,810,627	2,259,425
Restricted common stock subject to repurchase or forfeiture	3,207,060	6,411,522
Total	13,017,687	28,272,140

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

At September 30, 2022 and December 31, 2021, we did not have financial assets that are measured at fair value on a recurring basis.

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

The following table provides a reconciliation of all liabilities measured at fair value using Level 3 significant unobservable inputs (in thousands):

Balance as of January 1, 2021	$14,808
Conversion into shares of convertible preferred stock	(14,808)
Balance as of March 31, 2021	—
Conversion into shares of convertible preferred stock	—
Balance as of June 30, 2021	—
Conversion into shares of convertible preferred stock	—
Balance as of September 30, 2021	$—

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$2,429	$5,286
Prepaid research and development costs	2,034	639
Other prepaid expenses and current assets	523	656
Total	$4,986	$6,581

Note 5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development accruals	$6,593	$4,050
Accrued compensation	3,313	1,659
Other accrued expenses	553	871
Total	$10,459	$6,580

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

Upon the closing of the Business Combination, pursuant to the terms of the Second Amended and Restated Certificate of Incorporation dated December 23, 2021 (Certificate of Incorporation), we authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our board of directors (Board) has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designations, powers, voting and other rights, preferences and privileges of the shares. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.

Common Stock

In January 2021, we sold 105,585 shares (75,000 shares as originally issued) of restricted common stock to two directors of our Board for their Board services. The proceeds from the restricted common stock sale were immaterial to the unaudited condensed consolidated financial statements. The stock is subject to vesting ratably each month over 48 months.

Pursuant to the Certificate of Incorporation, as of September 30, 2022 and December 31, 2021, there were 250,000,000 shares of common stock, par value $0.0001 per share, authorized. There were 62,320,924 and 62,378,996 shares issued as of September 30, 2022 and December 31, 2021, respectively.

In March 2022, in connection with the departure of a former employee, we repurchased 58,072 unvested shares of common stock for an aggregate purchase price of $0.41 and held those shares in treasury. In September 2022, we cancelled 58,072 shares of common stock held in treasury. For accounting purposes, unvested restricted stock and the unvested shares repurchased by us and held in treasury are not deemed to be outstanding.

Note 8. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all stock-based compensation arrangements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$1,220	$115	$4,255	$246
General and administrative	1,496	229	3,876	404
Total stock-based compensation	$2,716	$344	$8,131	$650

On March 25, 2022, our former Chief Executive Officer and President, Dr. Lopatin entered into a Transition and Separation Agreement and General Release of Claims (Separation Agreement) and Consulting Agreement (Consulting Agreement) with us, according to which Dr. Lopatin continued as our full-time employee in the role of Chief Scientific and Strategic Advisor until April 30, 2022. For the period of May 1, 2022 through July 31, 2022, Dr. Lopatin’s hours were reduced, and his annualized base salary was reduced proportionately with the reduction in hours. Starting August 1, 2022, Dr. Lopatin performs consulting services for us. As a result, Dr. Lopatin’s status as an employee has changed. We considered Dr. Lopatin’s continued employment through July 31, 2022 as substantive for accounting purposes; however, his consulting service beginning on August 1, 2022 is not considered by us to be substantive for accounting purposes. This resulted in the recognition of the remaining unrecognized stock compensation expense related to Dr. Lopatin’s stock options in the amount of $2.6 million as of March 25, 2022 over the remaining vesting period of March 25, 2022 through July 31, 2022. Stock-based compensation expense related to Dr. Lopatin’s stock options for the three and nine months ended September 30, 2022 was $0.6 million and $2.7 million, respectively.

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

Contingencies

From time to time, we may become subject to claims or suits arising in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2022 and December 31, 2021, we were not a party to any material legal proceedings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and with our audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) on March 29, 2022 and other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those described in or implied by any forward-looking statements.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing novel oral anti-viral therapeutics to improve the lives of patients suffering from life-threatening disease, starting with our lead product candidate, PBI-0451, which is in clinical development and intended to treat and prevent COVID-19 in adult and pediatric patients. COVID-19 is caused by infection with the severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) and has emerged as the most significant pandemic threat to the world in many decades. We have built a discovery platform designed to target reactive nucleophiles, such as those in cysteine proteases. By leveraging our understanding of structure-based drug design, reversible covalent chemistry and viral biology, we have discovered and are developing novel product candidates with low nanomolar potency against SARS-CoV-2 and broad activity against all known pathogenic human coronaviruses. Our lead product candidate, PBI-0451, inhibits the main coronaviral cysteine protease (Mpro), a viral protein essential for replication of all known coronaviruses, including SARS-CoV-2. In preclinical studies, PBI-0451 has demonstrated activity against all coronaviral proteases tested to date, as well as inhibition of replication of multiple coronaviruses, including SARS-CoV-2 clinical variants of concern, including those in the Omicron-lineage. Moreover, in preclinical studies, PBI-0451 demonstrated the potential for oral bioavailability across multiple preclinical species and more recently, oral bioavailability in healthy volunteers in our Phase 1 clinical trials. We believe the anti-viral potency seen against SARS-CoV-2 in preclinical in vitro studies and demonstrated oral bioavailability in humans supports its potential to be an oral direct acting antiviral (DAA) for use against COVID-19.

We plan to develop PBI-0451 for both oral treatment and prophylaxis of COVID-19 in adult and pediatric patients. Given the highly conserved nature of the Mpro target, which is shared among all known coronaviruses, including emerging variants of concern, we believe PBI-0451 will likely continue to retain its potency and activity against current and most emerging SARS-CoV-2 variants of concern.

At this time, we are focusing on PBI-0451 and our next generation coronavirus Mpro inhibitor program. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization or partnership for one or more of our product candidates.

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

Since inception in 2020, we have devoted substantially all our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates, preparing and filing related patent applications and conducting research and development activities for our product candidates. We have not yet successfully completed any Phase 2 clinical trials evaluating the efficacy of any of our product candidates, including PBI-0451, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. We do not have any products approved for sale and we have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product.

Recent Developments

In January 2022, the United States Food and Drug Administration (FDA) cleared our Investigational New Drug (IND) application for PBI-0451. In June 2022, the FDA designated the investigation of PBI-0451 for treatment and prevention of SARS-CoV-2 infection and associated diseases (i.e., COVID-19) as a Fast Track development program.

We have completed our first-in-human Phase 1 clinical trial (Study PBI-0451-0001, NCT 05011812) with PBI-0451 that assessed single and multiple dosing, food effect, formulation, and CYP3A4/P-glycoprotein drug drug-drug interactions. In that clinical trial, there were zero drug discontinuations and no drug-related grade 2, 3, 4 or serious adverse events (collectively, AEs) and no evidence of relationship between dose/exposure and severity, relatedness or incidence of AEs. The most common AEs considered possibly related/probably related are gastrointestinal-related (abdominal bloating, decreased appetite, diarrhea, dyspepsia, flatulence, nausea) and headache; no AEs of dysgeusia were reported. No clinically significant treatment emergent adverse findings in laboratory values, vital signs or electrocardiogram assessments were reported. PBI-0451 was well tolerated at doses up to 2100 mg/day for ten days. We believe PBI-0451 at 700 mg (two 350 mg tablets) administered twice daily with food has the potential to achieve and maintain exposures expected to demonstrate potent antiviral activity.

We have also completed a food effect study for our clinical and intended commercial tablet formulation of PBI-0451. In in vitro toxicology studies, we observed a lack of mutagenic or genotoxic potential, phototoxicity or teratogenicity. We have also conducted fertility and embryo fetal development toxicology studies with PBI-0451 that have not identified drug-related adverse findings to date. No direct drug-related adverse findings were observed at the highest doses tested in 14-day or 28-day good laboratory practice (GLP) toxicology studies conducted across multiple preclinical species. PBI-0451 does not require ritonavir boosting and based on data to date, we believe PBI-0451 has the potential to be used broadly by patients due to an observed favorable drug-drug interaction profile.

Following productive discussions with the FDA, we commenced a Phase 2 clinical trial in September 2022 (Study PBI-0451-0002, NCT 05543707) evaluating PBI-0451 for the treatment of COVID-19. The Phase 2 clinical trial expects to enroll 210 non-hospitalized symptomatic adults with COVID-19 who are not at increased risk of progressing to severe illness at approximately 75 sites in the United States. Given the favorable drug-drug interaction profile observed to date, the use of concomitant medications for underlying health conditions is not restricted in the Phase 2 clinical trial. The study is evaluating antiviral activity, safety, and efficacy of PBI-0451 compared with placebo. The primary objective is to determine the proportion of patients below the limit of detection for infectious SARS-CoV-2 on day three of treatment by infectious virus assay from nasal swab samples. Secondary objectives assessed include additional virologic assessments, safety and tolerability, time to sustained clinical recovery through day 28 defined as key COVID-19 symptoms, and hospitalizations and deaths. Data from the Phase 2 clinical trial is expected in the first quarter of 2023.

During the pendency of our Phase 2 clinical trial, we will continue to engage in discussions with the FDA regarding our clinical development program for PBI-0451, including clinical design, patient populations, endpoints (primary and secondary), comparator, and other key study design elements for our potential Phase 3 clinical trials. Subject to Phase 2 clinical trial results and continued discussions with the FDA and global regulatory authorities, we are currently planning to initiate our Phase 3 program in the first half of 2023.

Liquidity Overview

As of September 30, 2022, cash and cash equivalents were $209.1 million and we believe that our existing cash resources will be sufficient for at least the next 12 months to allow us to fund current planned operations, including supporting working capital and capital expenditure requirements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources” below. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations.

Through September 30, 2022, we have funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock, gross cash proceeds of $7.1 million from the sale of SAFEs, which were converted into shares of convertible preferred stock in January 2021, and net proceeds of approximately $257.5 million in connection with the Business Combination and the PIPE Investment, which we currently believe will be sufficient to allow us to fund current planned operations for at least 12 months from the issuance date of these unaudited condensed financial statements. See Note 1, Description of Business, in this Quarterly Report on Form 10-Q for additional information related to the Business Combination.

We have incurred operating losses since our inception. As of September 30, 2022, we had an accumulated deficit of $123.9 million and had not yet generated revenues. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. While we have decided to focus our current research and development activities on PBI-0451 and our next generation coronavirus Mpro inhibitor program, we expect that our research and development expenses, general and administrative expenses and capital requirements will continue to increase substantially in connection with our ongoing development activities, particularly if and as we:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years as we commence Phase 3 clinical trials for PBI-0451, as well as conduct preclinical and clinical development, including submitting regulatory filings, for our other product candidates. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

Interest and Other Income, Net

Interest and other income, net consists primarily of interest income.

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Operating expenses:
Research and development	$17,375	$8,081	$9,294	$50,918	$17,792	$33,126
General and administrative	6,919	3,434	3,485	22,736	6,389	16,347
Total operating expenses	24,294	11,515	12,779	73,654	24,181	49,473
Interest and other income, net	959	3	956	1,242	10	1,232
Net loss	$(23,335)	$(11,512)	$(11,823)	$(72,412)	$(24,171)	$(48,241)

Research and Development Expenses

The following table summarizes the components of research and development expenses for the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
External costs:
PBI-0451	$12,755	$6,156	$6,599	$38,080	$13,715	$24,365
Discovery programs	51	301	(250)	409	492	(83)
Total external costs	12,806	6,457	6,349	38,489	14,207	24,282
Internal costs:
Salaries and benefits	3,097	1,066	2,031	7,320	2,377	4,943
Stock-based compensation	1,220	115	1,105	4,255	246	4,009
Other unallocated costs	252	443	(191)	854	962	(108)
Total internal costs	4,569	1,624	2,945	12,429	3,585	8,844
Total research and development expenses	$17,375	$8,081	$9,294	$50,918	$17,792	$33,126

Research and development expenses were $17.4 million for the three months ended September 30, 2022, compared to $8.1 million for the three months ended September 30, 2021, an increase of $9.3 million. Research and development expenses were $50.9 million for the nine months ended September 30, 2022, compared to $17.8 million for the nine months ended September 30, 2021, an increase of $33.1 million. These increases were primarily driven by increased costs related to advancing our lead product candidate, PBI-0451, into the clinic and higher personnel costs, including stock-based compensation, as we have grown our organization.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended September 30, 2022, compared to $3.4 million for the three months ended September 30, 2021, an increase of $3.5 million. General and administrative expenses were $22.7 million for the nine months ended September 30, 2022, compared to $6.4 million for the nine months ended September 30, 2021, an increase of $16.3 million. These increases were due to increased personnel costs, including stock-based compensation, increased professional fees related to legal, pre-commercial planning and consulting services, and costs associated with being a public company, including directors’ and officers’ insurance and compliance fees.

Interest and Other Income, Net

Interest and other income, net was $1.0 million for the three months ended September 30, 2022 compared to $0.0 million for the three months ended September 30, 2021, an increase of $1.0 million. Interest and other income, net was $1.2 million for the nine months ended September 30, 2022 compared to $0.0 million for the nine months ended September 30, 2021, an increase of $1.2 million. These increases were due to higher interest rates on a greater balance of earning assets.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates, and we do not expect to generate revenue from sales of any product candidates for several years, if ever. Through September 30, 2022, we have funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock, gross cash proceeds of $7.1 million from the sale of SAFEs, which were converted into shares of convertible preferred stock in January 2021, and net proceeds of approximately $257.5 million in connection with the Business Combination and the PIPE Investment. See Note 1, Description of Business, in this Quarterly Report on Form 10-Q for additional information.

As of September 30, 2022, we had cash and cash equivalents of $209.1 million and an accumulated deficit of $123.9 million. We believe that our existing cash resources will be sufficient for at least the next 12 months to allow us to fund current planned operations, including supporting working capital requirements. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. In the long term, our ability to support working capital and capital expenditure requirements will depend on many factors, including our ability to raise additional capital to finance our operations. See “— Liquidity Overview” above.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(59,226)	$(20,137)
Net cash (used in) provided by financing activities	(397)	43,110
Net (decrease) increase in cash and cash equivalents	$(59,623)	$22,973

Operating Activities

During the nine months ended September 30, 2022, net cash used in operating activities consisted of a net loss of $72.4 million. Changes to our working capital included increases to our accrued expenses of $4.0 million and prepaid expenses and other assets of $1.6 million and a decrease in accounts payable of $0.6 million. Non-cash activities included a charge of $8.1 million to stock-based compensation expense of which $2.6 million related to the accelerated recognition of stock compensation expense for our former Chief Executive Officer and President, Dr. Uri Lopatin, who transitioned to a consultant on July 31, 2022. See Note 8, Stock-Based Compensation, in this Quarterly Report on Form 10-Q for additional information.

During the nine months ended September 30, 2021, net cash used in operating activities was $20.1 million, primarily resulting from a net loss of $24.2 million, partially offset by the changes to our working capital, including increases in accrued expenses of $2.7 million and accounts payable of $1.1 million.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities of $0.4 million was related to payments for transaction costs associated with the Business Combination.

During the nine months ended September 30, 2021, net cash provided by financing activities of $43.1 million consisted primarily of net proceeds from the issuance of shares of Series A convertible preferred stock.

Funding Requirements

Our primary use of cash is to fund operating expenses, predominantly related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly if and as we advance our clinical development program for PBI-0451. We also incur and will continue to incur additional costs associated with operating as a public company, including significant insurance, legal, accounting, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

•
advance preclinical development of our early-stage program and initiate clinical trials of our product candidates;
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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving their desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of September 30, 2022, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, developing our technology, identifying and developing our lead product candidate, PBI-0451, conducting nonclinical studies, Phase 1 clinical trials of PBI-0451, initiating our Phase 2 clinical trial of PBI-0451 and preparing for Phase 3 clinical trials and potential commercialization. We have not yet demonstrated our ability to complete any late-stage or pivotal clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization or arrange for third parties to do these activities on our behalf. Investment in biotechnology and pharmaceutical product development is highly speculative because it entails substantial upfront expenditures in contract research organizations (CROs) and contract manufacturing organizations (CMOs) and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. If we successfully develop a product candidate, we will eventually need to transition from a company with a research and development focus to a company capable of supporting late-stage and commercial activities. We may not be successful in this transition. For example, we may need to rapidly develop our commercialization capabilities if PBI-0451 is approved for the treatment of COVID-19 or receives emergency use authorization (EUA).

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
•
conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of PBI-0451 or any future product candidates if we are required to do so by the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authorities;
•
to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety and efficacy and acceptable risk to benefit profile of PBI-0451 or any future product candidates;
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
•
demonstrate the actual and perceived benefits of PBI-0451, if approved, relative to existing and future alternative therapies for COVID-19 based upon availability, cost, risk and safety profile, drug-drug interactions, ease of administration, side effects and efficacy;
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

To date, we have devoted almost all of our financial resources to research and development, including preclinical and clinical development activities, and we expect to continue to incur significant research and development and other expenses related to our ongoing operations and the development of our lead therapeutic candidate, PBI-0451. As a result, we are not profitable and have incurred significant losses since our inception in February 2020. As of September 30, 2022, we had an accumulated deficit of $123.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we seek to advance PBI-0451 through clinical development, continue preclinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our product candidates.

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

We believe our existing cash and cash equivalents will fund our current planned operations for at least 12 months from the issuance date of these unaudited condensed financial statements. Our forecast of the period of time through which our financial reserves will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

We are heavily dependent on the success of PBI-0451, our lead product candidate. If we are required to discontinue development of PBI-0451 or if PBI-0451 does not receive emergency use authorization (if available) or regulatory approval, or fails to be successfully commercialized or achieve significant market acceptance, we would be substantially delayed in our ability to achieve profitability, if ever.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to our lead product candidate, PBI-0451. Accordingly, our business and future success currently depends heavily on the successful development, regulatory approval and commercialization of PBI-0451 for treatment of COVID-19. Our development of PBI-0451 for the treatment of COVID-19 is in Phase 2 clinical stage of development. We cannot be certain that PBI-0451 will successfully commence or complete later stage clinical trials, receive an EUA, if the pathway is available, or regulatory approval or be successfully commercialized even if we receive regulatory approval. If we are required to discontinue development of PBI-0451 or if PBI-0451 does not receive EUA or regulatory approval or fails to achieve significant market acceptance, we would be substantially delayed in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labelling, approval, sale, marketing and distribution of PBI-0451 is, and will remain, subject to comprehensive regulation by the FDA and comparable foreign regulatory authorities. Failure to obtain regulatory approval for PBI-0451 will prevent us from commercializing and marketing PBI-0451.

Further, our future clinical trials of PBI-0451 may not be able to replicate the results from our preclinical and nonclinical studies and Phase 1 clinical trials of PBI-0451. To the extent this occurs, our expected development time and development costs for PBI-0451 may be increased.

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

Although we plan to devote a majority of our current resources to the continued clinical testing and potential approval of PBI-0451 for the treatment of COVID-19, another key element of our strategy is to discover, develop and commercialize a broader portfolio of products. We are currently intending to do so through our internal discovery programs, but our resources are limited, and those resources that we have available have been and are largely geared towards preclinical and nonclinical testing, clinically enabling studies and clinical development of PBI-0451, including our Phase 1 and Phase 2 clinical trials and preparation for our later stage Phase 3 clinical trials in patients. We may also explore strategic collaborations for the development of new product candidates, but we may not be successful in entering into such relationships. Other than PBI-0451, we have no product candidates in the clinical stage of development. Research programs to identify additional product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed, and our business will be more vulnerable to any problems that we encounter in developing and commercializing PBI-0451.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical and nonclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our preclinical and nonclinical studies and clinical trials demonstrate a safety concern associated with our product candidates, we may be prevented or delayed in obtaining authorization to initiate clinical trials. Additionally, if the results of our preclinical and nonclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, our product candidates could cause undesirable side effects that we have not observed yet to date. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates.

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

As of September 30, 2022, we had 63 full-time employees. As we continue development and pursue the potential commercialization of our product candidates, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us. If our competitors develop and market products faster or that are more effective, safer, better tolerated, or less expensive than the product candidates we develop, our ability to obtain any future funding for our development and manufacturing efforts or to ultimately commercialize a therapy for COVID-19 will be negatively impacted.

The biotechnology and pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Many competitors, including multinational pharmaceutical companies, specialized biotechnology and pharmaceutical companies, universities and other research institutions are developing or have approved or authorized treatments for SARS-CoV-2, the virus that causes COVID-19, and other therapeutic indications that we may pursue. In particular, a number of direct acting antivirals (DAAs) with oral route of administration are in development by other pharmaceutical and biopharmaceutical companies. Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidates. Some of our competitors have been granted EUAs with respect to their investigational products for COVID-19, which allows for use of such therapies outside of clinical trials and sales to governments while clinical trials are ongoing and prior to approval by the FDA. For example, in December 2021, Pfizer, Inc. received an EUA for its DAA candidate, PAXLOVID™ (nirmatrelvir (PF-07321332) tablets and ritonavir tablets) for the treatment of mild to moderate COVID-19 in patients at high risk of hospitalizations or death, has entered into various government procurement contracts and in June 2022, Pfizer submitted a New Drug Application (NDA) to the FDA for PAXLOVID for individuals at high risk for progression to severe illness of COVID-19. A number of additional clinical and preclinical stage programs, including monoclonal antibodies and other treatment options, either have received or are moving forward to potential EUA or approval. If our competitors develop treatments more rapidly or effectively than we do, develop treatments that become the standard of care, commercialize products that are safer, more effective, have fewer or less severe effects, have a broader label, are marketed more effectively, including gaining exclusivity for their competing products on formularies thereby excluding our products from such formularies, are reimbursed or are less expensive than any products that we may develop, develop treatments with a more convenient or preferred route of administration or are more successful at commercializing an approved treatment, we may not be able to successfully commercialize PBI-0451 for the treatment of COVID-19, even if approved, or compete with other treatments or vaccines, which could adversely impact our business and operations and our ability to raise funds. Some of our competitors may also have entered into procurement and supply agreements with governments that may impact our ability to enter into similar agreements. Accordingly, our competitors may succeed in obtaining FDA approval for competing products sooner than us. Our competitive position and ability to generate revenues may be impaired by competitors with product candidates that make it more difficult for us to obtain EUA or marketing approval for our product candidate and/or market acceptance of our product candidate.

It is also possible that the number of companies seeking to develop products and therapies for the treatment of COVID-19 and coronaviruses will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market pharmaceutical or medicinal products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical or medicinal products and in obtaining regulatory approvals of human therapeutic products. Moreover, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. If our competitors develop and market products faster or that are more effective, safer, better tolerated, or less expensive than the product candidates we develop, our commercial opportunities will be negatively impacted.

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

As of December 31, 2021, we had U.S. federal and state NOL carryforwards of approximately $41.0 million and $0.6 million, respectively, and federal and state research and development tax credit carryforwards of zero and $52,000, respectively. Our federal NOL carryforwards do not expire. If not utilized, our state NOL carryforwards and state research and development tax credits will expire at various dates beginning in 2036. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act of 2017, unused losses generated in taxable years beginning after December 31, 2017 will not expire and may be carried forward indefinitely and generally may not be carried back to prior taxable years, except that, under the Coronavirus Aid, Relief, and Economic Security Act, a 5-year carryback of NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 is permitted. Additionally, for taxable years beginning after December 31, 2017, the deductibility of such U.S. federal NOLs is limited to 80% of our taxable income in any future taxable year. In addition, under Section 382 of the Internal Revenue Code (Code), the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of the transactions consummated on December 23, 2021 (Business Combination) pursuant that certain Agreement and Plan of Merger, dated June 29, 2021 (as amended on November 7, 2021, the Merger Agreement), by and among Old Pardes, Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (as defined in the Merger Agreement) and subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of U.S. federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows. Additionally, effective January 1, 2022, research and development expenses are required to be capitalized and amortized for U.S. tax purposes, which will delay the deductibility of these expenses and potentially increase the amount of cash taxes we pay, if any.

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

Risks Related to COVID-19

In September 2022, we initiated our Phase 2 clinical trial (Study PBI-0451-0002, NCT 05543707) to evaluate the safety, tolerability and efficacy of PBI-0451, our lead product candidate, in patients infected with COVID-19. Preliminary data from the Phase 2 clinical trial in not expected to be reported until the first quarter of 2023. Accordingly, there is significant uncertainty around the development of PBI-0451 as a potential treatment for coronavirus generally, and SARS-CoV-2 infections and COVID-19 specifically.

We initiated a Phase 2 clinical trial (Study PBI-0451-0002, NCT 05543707) for PBI-0451 in September 2022. Given the early stage of development, there is significant uncertainty whether PBI-0451 can be successfully developed as a potential treatment or prevention for COVID-19. We have committed and plan to continue to commit significant financial and personnel resources to the development of PBI-0451. We seek to develop PBI-0451 as a potential treatment and prevention for COVID-19 and the current circulating strains of SARS-CoV-2 that remain highly conserved in the binding region of PBI-0451. Even if PBI-0451 is shown in future clinical trials to be effective against the then-currently circulating strains of SARS-CoV-2 in patients, SARS-CoV-2 continues to mutate and evolve, resulting in new variants of concern globally. Among subjects in Pfizer’s clinical trial EPIC-HR with sequence analysis data available at both baseline and a post-dose sample, some mutations to the binding pocket of the SARS-CoV-2 Mpro were detected as treatment-emergent substitutions that were more common in nirmatrelvir/ritonavir-treated subjects relative to placebo-treated subjects. As noted in the Fact Sheet for Healthcare Providers: Emergency Use Authorization for Paxlovid, none of these substitutions in SARS-CoV-2 Mpro occurred in nirmatrelvir/ritonavir-treated participants who also experienced hospitalization. Thus, the clinical significance of these substitutions is unknown. If the SARS-CoV-2 virus develops resistance to PBI-0451 or variants reduce the efficacy of PBI-0451, we may not be able to obtain approval for PBI-0451 or if approved, the long-term demand for and potential commercial success of this product candidate would be adversely impacted.

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

COVID-19 continues to cause morbidity and mortality globally; however, the number of infections and the morbidity associated with those infections fluctuates significantly. As a result, we may find enrollment of patients for clinical trials to be a challenge and/or may find that the severity of disease declines over time such that it becomes challenging to enroll the number of patients required to demonstrate statistically significant improvements in endpoints. If enrollment is delayed or takes longer than expected this could delay or prevent the collection of data sufficient to meet our endpoints and seek authorization or marketing approval.

While there is currently an urgent need for effective, easy-to-use treatments for COVID-19, the longevity and extent of the COVID-19 pandemic caused by SARS-CoV-2 is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the availability of vaccines or other therapies, or otherwise, the need for a treatment could decrease significantly. A decrease in hospitalizations, morbidity or mortality rates due to prior infection, vaccination immunity, availability of other treatments or due to variants that cause less severe disease, could lessen the demand for treatments or individuals willing to participate in clinical trials.

As a result of the number of infections, hospitalization rates and the morbidity associated with SARS-CoV-2 infections, changing continuously, we may find enrollment of patients for clinical trials a challenge and/or may find that the severity of the disease declines over time such that it becomes challenging to enroll the number of patients required to demonstrate statistically significant improvements in endpoints related to hospitalizations, morbidity, mortality and symptoms. If enrollment is delayed or takes longer than expected, this could delay or prevent the collection of data sufficient to meet our endpoints and seek marketing approval.

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

We may expend resources in anticipation of clinical trials and potential commercialization of PBI-0451, which we may not be able to recover if PBI-0451 is not approved for the treatment of COVID-19 or we are not successful at commercializing PBI-0451.

We believe that there is an urgent unmet need for effective, easy-to-use COVID-19 treatments. If data from our development program in COVID-19 patients is positive, we may pursue certain expedited development, review and approval programs offered by the FDA or other regulatory authorities to sponsors of drugs designed to treat serious diseases and conditions. These programs may offer the potential for a more rapid approval and commercialization process than traditional review pathways. Our pursuit of such expedited pathways would depend upon an alignment with the FDA or other regulatory authorities on the design and appropriate approval endpoints of potential registration-enabling clinical trials or potential registration pathways, and there is no guarantee that the FDA or other regulatory authorities will agree with any strategy we may propose or determine that an EUA is appropriate. However, to prepare for the possibility that we may be required to develop and rapidly commercialize PBI-0451, we may enter into agreements with and make payments to CMOs in advance of obtaining any EUA or approval to market PBI-0451 for the treatment of COVID-19. As a result, we may not be able to recover these costs if PBI-0451 is not approved, which could have a material adverse effect on our business.

We currently expect that the market for a treatment and prevention of COVID-19 will be large. It is not certain that any CMOs retained to manufacture PBI-0451 will be able to meet any commercial demand for PBI-0451. Even if CMOs are able to manufacture sufficient PBI-0451 to meet commercial demand, we may be unable to purchase sufficient commercial quantities of PBI-0451 due to financial constraints. If we are unable to meet commercial demand, we may not be able to fully capitalize on the commercial potential of PBI-0451, which could have an adverse effect on our business.

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

As a result, the expected timeline for data readouts of our clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect and delay our ability to obtain regulatory approvals for PBI-0451, increase our operating expenses and have a material adverse effect on our financial condition. We may also experience interruption of or delays in receiving the supplies and materials needed to conduct clinical trials. For example, since the beginning of the COVID-19 pandemic, four vaccines for COVID-19 have received EUA or approval by the FDA. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Moreover, SARS-CoV-2 is a novel pathogen and information regarding the symptoms, progression and spread of COVID-19 continues to rapidly evolve, which may present additional challenges for the conduct of our clinical trials in COVID-19 patients. For example, COVID-19 patients have presented with a wide range of symptoms and side effects, which may make it more difficult for clinical trial investigators to determine whether any adverse events observed in our clinical trials are related to PBI-0451 or are consistent with the underlying disease. Any increase in the severity or incidence of adverse events deemed to be related to PBI-0451 could delay or prevent our regulatory approval, which could have a material adverse effect on our financial condition.

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

If available, we may attempt to secure expedited approvals of our product candidates in the United States and other countries. If we are unable to obtain such expedited approvals, or those pathways are no longer available to us at the time we would be seeking approvals, we will be required to conduct additional nonclinical studies or clinical trials beyond those contemplated for expedited approval, which could delay our ability to generate revenue and increase the expense of obtaining and delay in the receipt of necessary marketing approvals. Even if we receive an expedited approval from the FDA or other regulators, if our confirmatory clinical trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or other regulators may seek to withdraw conditional approval.

In June 2022, the FDA granted Fast Track designation for PBI-0451 for the treatment and prevention of SARS-CoV-2 infection and associated diseases (i.e., COVID-19), and in the future we may decide to seek expedited approval of other product candidates under the FDA’s expedited programs. A product may be eligible for expedited approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality.

If expedited approval is granted, it is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory clinical trials to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such clinical trials in a timely manner, or if such post-approval clinical trials fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the FDA currently requires, unless otherwise requested by the agency, pre-approval of promotional materials for products under consideration for expedited approval, which could adversely impact the timing of the commercial launch of the product.

If we submit an NDA seeking expedited approval for any additional product candidates, there can be no assurance that such an application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Failure to obtain expedited approval for a product candidate would result in a longer time period to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate, which could harm our competitive position in the marketplace.

Fast Track designation for PBI-0451 may not result in faster development, regulatory review, or approval and does not necessarily increase the likelihood that PBI-0451 will receive marketing approval in the United States or other jurisdictions.

In June 2022, the FDA granted Fast Track designation for PBI-0451 for the treatment and prevention of SARS-CoV-2 infection and associated diseases (i.e., COVID-19). Fast Track designation provides increased opportunities for sponsor meetings with the FDA during nonclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. However, even with Fast Track designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our product development program. Any such withdrawal could adversely affect our business, financial condition and results of operations.

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

The FDA has the authority to grant an EUA to allow unapproved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when, based on the totality of scientific evidence, there is evidence of effectiveness of the medical product and there are no adequate, approved and available alternatives. To date, COVID-19 vaccines, therapeutic antibodies and other therapeutics that have demonstrated positive results in clinical trials have moved rapidly through the FDA regulatory review and EUA process, as well as the review and authorization process in a number of other jurisdictions, including the European Union (EU). The speed at which all parties are acting to create and test many therapeutics for COVID-19 is unusual. Evolving or changing plans or priorities within the FDA or the regulatory authorities in other jurisdictions, including changes based on new knowledge of COVID-19 and how the disease affects the human body, evolving rates of infection, hospitalizations, morbidity and mortality, new data regarding potential therapeutics developed by our competitors and new variants of the virus, may significantly affect the regulatory timeline for further authorizations or approvals for therapeutics such as PBI-0451. Results from our continued development, clinical trials and planned clinical trials, and ongoing discussions with the FDA and other regulatory bodies in relation thereto, may raise new questions and require us to redesign proposed nonclinical studies and clinical trials, including revising proposed endpoints or adding new clinical trial sites or cohorts of subjects, with minimal lead time. Moreover, there is not yet any clear definition of the point at which the FDA will determine that the underlying COVID-19 health emergency no longer exists or warrants such authorizations. Accordingly, even if we successfully complete the late-stage clinical trials of PBI-0451 demonstrating its therapeutic benefit and safety profile, the timelines and regulatory processes required for the authorization or approval of PBI-0451 as a treatment for COVID-19 remain uncertain.

Depending on the clinical endpoints and outcomes of our clinical testing of PBI-0451 and assuming that the public health emergency has not been terminated by the Secretary of the Department of Health and Human Services (HHS), we may seek an EUA for PBI-0451 for use in the ongoing COVID-19 public health emergency, which would permit us to commercialize a product candidate prior to FDA approval of an NDA. However, commercialization under an EUA is permitted only during the underlying public health emergency (as declared by the Secretary of the HHS), meaning that once the emergency declaration is terminated, distribution under an EUA must be ceased and an NDA approval is required to continue marketing the product. Furthermore, the FDA may revoke an EUA based on a determination that the product no longer satisfies the criteria for issuance of an EUA; for example, if there is no longer evidence of effectiveness of the product or there are other adequate, approved alternatives.

There can be no assurance that the public health emergency will continue for an extended period of time and that PBI-0451, which we are developing for the prevention and treatment of COVID-19, could ever be granted an EUA by the FDA. If the ongoing public health emergency does not continue, we will not be able to request or receive an EUA for PBI-0451 or similar authorization by regulatory authorities outside of the United States. If we are not able to successfully complete clinical trials in high-risk patients with approvable endpoints, we do not believe an EUA for PBI-0451 or similar authorizations by regulatory authorities outside the United States will be available. If EUA is not available, or we do not request such an authorization or, if we do request such an authorization and no authorization is granted or, once granted, is terminated, we will be unable to sell our product in the near future and instead, will be required to pursue solely the traditional regulatory approval processes of the FDA and comparable foreign authorities, which are lengthy, time consuming and inherently unpredictable. Accordingly, we cannot predict whether an EUA for PBI-0451 may be granted or, if granted, how long such EUA would remain in place. Any termination or revocation of an EUA (if granted) for one of our product candidates could adversely impact our business in a variety of ways, including if one of our COVID-19 product candidates is not yet approved by the FDA and if we and our manufacturing partners have invested in the supply chain to provide one of our COVID-19 product candidates under an EUA. If we are not able to obtain required regulatory approval for our product candidates, our business will be substantially harmed.

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

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as PBI-0451 and other therapies we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably, including the Patient Protection and Affordable Care Act and the Inflation Reduction Act of 2022. There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for PBI-0451 and our other product candidates, proprietary platform and methods of use, as well as on our ability to operate without infringing upon the proprietary rights of others. If we are unable to obtain and maintain sufficient intellectual property protection for our product candidate or other product candidates that we may identify, or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize product candidates similar or identical to ours and our ability to successfully commercialize our product candidates and other product candidates that we may pursue may be impaired. We generally seek to protect our proprietary position by filing patent applications in the United States and at the appropriate time in those jurisdiction abroad as deemed appropriate, related to our product candidates, proprietary technologies and their uses that are important to our business. Finally, we maintain our non-patented, but proprietary technologies, as company trade secrets. As of November 1, 2022, we own four issued patents related to protease inhibitors. We can provide no assurance that any of our current or future patent applications will result in issued patents or that any issued patents will provide us with any competitive advantage.

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

As of November 1, 2022, we are currently the assignee of four issued U.S. patents and a number of pending U.S. provisional and non-provisional patent applications directed to PBI-0451 and other compounds and technologies in our programs. U.S. provisional patent applications that we file are not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent application, we may lose our priority date with respect to the provisional patent application and any patent protection on the inventions disclosed in the provisional patent application. We cannot be certain that the claims in U.S. pending nonprovisional patent application or the provisional patent applications when converted to nonprovisional patent applications will be considered patentable by the United States Patent and Trademark Office (USPTO), courts in the United States or by the patent offices and courts in foreign countries.

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

As of November 1, 2022, we own four issued U.S. patents related to protease inhibitors, one of which includes claims directed to PBI-0451. Our issued patents and future patents if issued may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated, circumvented or narrowed, or fail to provide us with any competitive advantages.

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

In June 2022, the World Trade Organization's (WTO) member states agreed to waive certain intellectual property rights on coronavirus vaccines in lower-income countries under the WTO Agreement on Trade-Related Aspects of Intellectual Property Rights (TRIPS). Member States also agreed to decide within six months, by December 17, 2022, whether to extend this intellectual property waiver to COVID-19 therapeutics and diagnostics. Governmental actions, such as the potential waiver of intellectual property protection or imposition of compulsory licenses, or other potential waivers of intellectual property during emergencies, if applicable to any of our product candidates could harm our ability to successfully and profitably commercialize our product candidates. Requirements such as the foregoing could limit our ability to fully exploit and, in the future, monetize our product candidates and patents, as well as place potential additional difficulties on our enforcement efforts in those jurisdictions.

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

We cannot predict the prices at which our common stock will continue to trade. From the closing of the Business Combination on December 23, 2021 through September 30, 2022, our closing stock price has ranged from $1.85 to $17.02. The price of our common stock may fluctuate due to a variety of factors, including:

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

Sales of a substantial number of shares of our shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of common stock. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock. Moreover, as restrictions on resale end and the registration statements (that we have filed following the closing date of the Business Combination to provide for the resale of such shares from time to time) are available for use, the market price of our shares of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

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

We have no current plans to pay cash dividends on our common stock. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board. Our Board may take into account general economic conditions, our financial condition and operating results, our available cash, current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications on the payment of dividends by us to our stockholders and such other factors as our Board may deem relevant. Accordingly, we may not pay any dividends on our common stock in the foreseeable future. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

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

As of November 1, 2022, our executive officers, directors and their affiliates, in the aggregate, owned approximately 37% of our outstanding common stock. As a result, such persons, acting together, have the ability to significantly influence all matters submitted to our Board or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

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

PARDES BIOSCIENCES, INC.

Date: November 7, 2022	By:	/s/ Thomas G. Wiggans
Thomas G. Wiggans
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Heidi Henson
Heidi Henson
Chief Financial Officer (Principal Financial and Accounting Officer)