Form 10-Q
period 2023-03-31
PARDES BIOSCIENCES, INC.
filed 2023-05-05
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s common stock outstanding as of May 1, 2023 was 61,716,745.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including those relating to the statements described below. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements relating to us in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•
timing of and costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
•
success in retaining, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
the timing, scope and likelihood of regulatory filings;
•
our lack of profitability and, to the extent we continue to operate our business, the need for additional capital;
•
our anticipated business related expenditures;
•
the outcome of any known and unknown litigation;
•
the impact of macroeconomic conditions, including inflation, rising interest rates and volatile market conditions, and global events; and
•
other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Risk Factors” herein and other filings that have been made or will be made with the Securities and Exchange Commission (SEC).

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

The risks and uncertainties include, but are not limited to, those factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PARDES BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,164	$59,284
Short-term investments	125,067	138,056
Prepaid expenses and other current assets	3,914	3,062
Total current assets	176,145	200,402
Other assets	—	219
Total assets	$176,145	$200,621
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,715	$4,929
Accrued expenses	7,700	15,496
Total current liabilities	11,415	20,425
Total liabilities	11,415	20,425
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value and 250,000,000 shares authorized; 61,716,745 and 61,734,343 shares issued as of March 31, 2023 and December 31, 2022, respectively; and 59,970,679 and 59,542,714 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	330,710	328,372
Accumulated other comprehensive loss	(23)	(24)
Accumulated deficit	(165,963)	(148,158)
Total stockholders' equity	164,730	180,196
Total liabilities and stockholders' equity	$176,145	$200,621

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$12,980	$13,199
General and administrative	6,829	8,226
Total operating expenses	19,809	21,425
Other income (expense):
Interest and other income (expense), net	2,004	(15)
Net loss	$(17,805)	$(21,440)
Net loss per share, basic and diluted	$(0.30)	$(0.38)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	59,766,037	57,039,069

Unrealized gain on available-for-sale securities	$1	$—
Comprehensive loss	$(17,804)	$(21,440)

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	For the Three Months Ended March 31, 2023
	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2022	59,542,714	$6	$328,372	$(24)	$(148,158)	$180,196
Vesting of restricted stock awards into common stock	427,965		—	—	—	—
Stock-based compensation expense	—	—	2,338	—	—	2,338
Other comprehensive income				1		1
Net loss	—	—	—	—	(17,805)	(17,805)
Balance at March 31, 2023	59,970,679	$6	$330,710	$(23)	$(165,963)	$164,730

	For the Three Months Ended March 31, 2022
	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2021	56,765,533	$6	$317,812	$(51,524)	$266,294
Vesting of restricted stock awards into common stock	610,765	—	—	—	—
Stock-based compensation expense	—	—	1,527	—	1,527
Net loss	—	—	—	(21,440)	(21,440)
Balance at March 31, 2022	57,376,298	$6	$319,339	$(72,964)	$246,381

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(17,805)	$(21,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discounts on available-for-sale securities	(1,422)	—
Stock-based compensation expense	2,338	1,527
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(926)	(645)
Interest receivable	73	—
Accounts payable	(1,214)	216
Accrued expenses	(7,796)	(20)
Other assets	219	—
Net cash used in operating activities	(26,533)	(20,362)
Investing activities:
Purchases of available-for-sale securities	(15,764)	—
Proceeds on sale of available-for-sale securities	1,177	—
Maturities of available-for-sale securities	29,000
Net cash provided by investing activities	14,413	—
Financing activities:
Cash paid for deferred offering costs	—	(397)
Net cash used in financing activities	—	(397)
Decrease in cash and cash equivalents	(12,120)	(20,759)
Cash and cash equivalents at beginning of period	59,284	268,678
Cash and cash equivalents at end of period	$47,164	$247,919

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

Notes to Unaudited Condensed Financial Statements

Note 1. Description of Business

Description of Business

Pardes Biosciences, Inc., a Delaware corporation, is a biopharmaceutical company that has been focused on discovering, developing and commercializing novel oral-antiviral therapeutics to improve the lives of patients suffering from life-threatening disease. Unless the context otherwise requires, references in these notes to “Pardes,” “the Company,” “we,” “us,” “our” and any related terms are intended to mean Pardes Biosciences, Inc.

On April 3, 2023, we announced topline results from our Phase 2 clinical trial to evaluate pomotrelvir (formerly known as PBI-0451) for the treatment of mild-to-moderate COVID-19 in test-positive, symptomatic, otherwise healthy, vaccinated adults without risk factors for developing severe disease. COVID-19 is caused by infection with the severe acute respiratory syndrome coronavirus (SARS-CoV-2). Pomotrelvir did not achieve the primary endpoint as measured by the proportion of participants below the limit of detection for infectious SARS-CoV-2 by infectious virus assay (IVA) on day three of treatment with pomotrelvir versus with placebo. Pomotrelvir did not demonstrate meaningful improvement over placebo in reduction from baseline of SARS-CoV-2 infectious virus titer by IVA or in the reduction from baseline or proportion achieving undetectable viral load by quantitative reverse transcriptase polymerase chain reaction measured from mid-turbinate swabs.

Based upon the topline results from the Phase 2 clinical trial, the Company decided to suspend further clinical development of pomotrelvir and the Board of the Directors of the Company (the Board) has initiated a review of a range of strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, or other transaction. There can be no assurance that this review process will result in the Company pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company does not intend to comment further unless or until the Board has approved a definitive course of action, the review process is concluded, or it is determined that other disclosure is appropriate.

Business Combination

On December 23, 2021 (Closing Date), Pardes Biosciences, Inc., a private company (Old Pardes) and FS Development Corp. II (FSDC II) completed the transactions contemplated by the Agreement and Plan of Merger, dated as of June 29, 2021, as amended on November 7, 2021 (Merger Agreement), by and among Old Pardes, Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (as defined in the Merger Agreement), FSDC II and Orchard Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of FSDC II (Merger Sub). FSDC II was formed in August 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. Pursuant to the Merger Agreement, on the Closing Date, FSDC II changed its name to “Pardes Biosciences, Inc.”

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

For additional information on the Business Combination, please refer to Note 5, Business Combination, to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (SEC) on March 14, 2023 (2022 Form 10-K).

Liquidity

Through March 31, 2023, we have funded our operations primarily with proceeds from the sale of preferred stock, the Business Combination and the PIPE Investment. On January 12, 2023, we filed a shelf registration statement on Form S-3, which was declared effective by the U.S. Securities and Exchange Commission on January 20, 2023 (2023 Shelf). In connection with the 2023 Shelf, we entered into a Sales Agreement, dated January 11, 2023, with SVB Securities LLC (Sales Agent), pursuant to which we may offer and sell up to $50.0 million of our common stock, from time to time at our sole discretion, through the Sales Agent, in “at-the-market” offerings under the 2023 Shelf. However, we believe that our $172.2 million of cash, cash equivalents and short-term investments as of March 31, 2023, will enable us to fund our current planned operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

We have cash deposits with regulated financial institutions, which may from time to time exceed insurance provided on such deposits.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2022 Form 10-K, from which we derived our balance sheet as of December 31, 2022. The accompanying unaudited condensed financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any other future annual or interim period.

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

Significant Accounting Policies

The accounting policies we follow are set forth in our audited financial statements for the fiscal year ended December 31, 2022. For further information, please refer to the audited financial statements and footnotes thereto included in Part II, Item 8 of our 2022 Form 10-K. There have been no material changes to these accounting policies.

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

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would be anti-dilutive (in common stock equivalent shares):

	March 31, 2023	March 31, 2022
Outstanding stock options	11,646,009	6,380,596
Restricted common stock subject to repurchase or forfeiture	1,746,066	4,944,626
Total	13,392,075	11,325,222

New Accounting Pronouncements Adopted and Not Yet Adopted

The Company has not adopted any significant accounting policies since December 31, 2022. Upon evaluation of recently issued accounting pronouncements, the Company does not believe any will have a material impact on its unaudited condensed financial statements or related financial statement disclosures.

Note 3. Investments

Available-for-sale securities consisted of U.S. Treasury securities, U.S. Agency bonds, commercial paper, corporate debt securities and asset-backed securities.

Our cash equivalents consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Cash equivalents
Money market fund	$38,466	$32,426
U.S. government and government agencies	2,701	19,869
Commercial paper	—	2,997
Corporate debt securities	—	2,993
Total cash equivalents	$41,167	$58,285

Short-term investments are classified as available-for-sale, which reflects management’s intention to use proceeds from sales of these securities to fund our operations as necessary and, as such, are carried at fair value. Our short-term investments that are measured at fair value on a recurring basis consisted of the following:

		March 31, 2023
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government and government agencies	Within one year	$56,038	$8	$(22)	$56,024
Commercial paper	Within one year	62,276	12	(23)	62,265
Asset-backed securities	After one year through five years	6,761	17	—	6,778
Total short-term investments		$125,075	$37	$(45)	$125,067

		December 31, 2022
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government and government agencies	Within one year	$75,409	$15	$(48)	$75,376
Commercial paper	Within one year	59,405	—	—	59,405
Asset-backed securities	Within one year	3,267	8	—	3,275
Total short-term investments		$138,081	$23	$(48)	$138,056

The amortized cost and the fair value of short-term investments were $125.1 million at March 31, 2023 and $138.1 million at December 31, 2022. As of March 31, 2023, there were 19 short-term investments with fair value totaling $52.2 million that were in a gross unrealized loss position for less than 12 months, and none were in a gross unrealized loss position for 12 months or more. Based on our analysis of available-for-sale securities, we determined the unrealized losses were primarily due to changes in interest rates and not due to credit risks. As such, we did not record a credit allowance as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the accrued interest receivable on our available-for-sale securities was $0.2 million and $0.3 million, respectively. For the three months ended March 31, 2023 and 2022, we did not write off any accrued interest receivables. There were no realized gains or losses.

Note 4. Fair Value Measurements

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

Below are summaries of our cash equivalents and short-term investments that were measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Estimated Fair Value	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market fund	$38,466	$—	$38,466	$32,426	$—	$32,426
U.S. government and government agencies	—	2,701	2,701	—	19,869	19,869
Commercial paper	—	—	—	—	2,997	2,997
Corporate debt securities	—	—	—	—	2,993	2,993
Total cash equivalents	$38,466	$2,701	$41,167	$32,426	$25,859	$58,285

	March 31, 2023		December 31, 2022
	Level 2	Estimated Fair Value	Level 2	Estimated Fair Value
Short-term investments
U.S. government and government agencies	$56,024	$56,024	$75,376	$75,376
Commercial paper	62,265	62,265	59,405	59,405
Asset-backed securities	6,778	6,778	3,275	3,275
Total short-term investments	$125,067	$125,067	$138,056	$138,056

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$2,768	$1,582
Prepaid research and development costs	490	495
Other prepaid expenses and current assets	656	985
Total	$3,914	$3,062

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development accruals	$5,681	$10,784
Accrued compensation	1,612	3,878
Other accrued expenses	407	834
Total	$7,700	$15,496

Note 7. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation dated December 23, 2021 (Certificate of Incorporation), we authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our Board has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designations, powers, voting and other rights, preferences and privileges of the shares. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Certificate of Incorporation, as of March 31, 2023 and December 31, 2022, there were 250,000,000 shares of common stock, par value $0.0001 per share, authorized. There were 61,716,745 and 61,734,343 shares issued as of March 31, 2023 and December 31, 2022, respectively.

Note 8. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all stock-based compensation arrangements (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$705	$463
General and administrative	1,633	1,064
Total stock-based compensation	$2,338	$1,527

Note 9. Commitments and Contingencies

Commitments

On March 31, 2023, the Board made the strategic decision to suspend further clinical development of pomotrelvir, winddown the research and development activities of the Company and initiate a review of a range of strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, or other transaction (the Restructuring Plan). To better align operations with the change in the Company’s corporate strategy under the Restructuring Plan and reduce operating expenses while we review strategic alternatives, the Board approved a reduction in workforce (RIF). Under the RIF, we are reducing headcount by approximately 89%. On April 3, 2023, we notified our employees about the results of the Phase 2 clinical trial, the Restructuring Plan and the RIF.

The RIF will take place in phases. Approximately 55% of our employees were terminated in April 2023 and the remainder of the workforce reductions will occur throughout the remainder of second quarter of 2023 as research and development activities winddown. The total cost related to the RIF is approximately $5.4 million, all of which is cash-based expenditures primarily related to personnel expenses such as salaries, one-time severance payments and other benefits. The foregoing estimated amount does not include any non-cash charges associated with stock-based compensation. We recognized $1.1 million of the total costs related to the RIF in the first quarter of 2023 and expect to recognize substantially all the remaining RIF charges in the second quarter of 2023.

We have entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which include manufacturing services with clinical manufacturing organizations (CMOs) and development services with clinical research organizations (CROs). In connection with the suspension of the Phase 2 clinical trial and the winding down of the Company’s research and development activities, we are terminating or modifying substantially all of our agreements with CMOs and CROs. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement and are not capable of being estimated in good faith at this time.

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

Contingencies

From time to time, we may become subject to claims or suits arising in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2023 and December 31, 2022, we were not a party to any material legal proceedings.

Note 10. Restructuring and Related Activities

On March 31, 2023, the Board approved the Restructuring Plan and the RIF. Restructuring charges are reported as a component of operating expenses in our condensed statement of operations.

The following table details the accruals for the restructuring charges (in thousands):

Three Months Ended March 31, 2023
Beginning balance	$—
Severance expense	1,125
Ending balance	$1,125

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 14, 2023 (2022 Form 10-K) and other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those described in or implied by any forward-looking statements.

Overview

We are a biopharmaceutical company that has been focused on discovering, developing and commercializing novel oral anti-viral therapeutics to improve the lives of patients suffering from life-threatening disease, with our first indication being COVID-19, which is the disease caused by infection with the severe acute respiratory syndrome coronavirus (SARS-CoV-2).

In early April 2023, we announced topline results from our Phase 2 clinical trial to evaluate pomotrelvir (formerly known as PBI-0451) for the treatment of mild-to-moderate COVID-19 in test-positive, symptomatic, otherwise healthy, vaccinated adults without risk factors for developing severe disease. Based upon the topline results from the Phase 2 clinical trial, we decided to suspend further clinical development of pomotrelvir, winddown our research and development activities and initiate a review of a range of strategic alternatives that may include, but are not limited to, an acquisition, merger, business combination, or other transaction (the Restructuring Plan). There can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We do not intend to comment further unless or until our Board of Directors (the Board) has approved a definitive course of action, the review process is concluded, or it is determined that other disclosure is appropriate.

In connection with the Restructuring Plan, in March 2023, the Board approved a reduction in workforce (the RIF) to align operations with the changes in our corporate strategy and to reduce operating expenses. On April 3, 2023, we notified our employees about the results of the Phase 2 clinical trial, the Restructuring Plan and the RIF. Under the RIF, we are reducing headcount by approximately 89% through a reduction in our workforce, all of which is anticipated to occur in the second quarter of 2023. As of April 30, 2023, the workforce was reduced by 55%.

As of April 30, 2023, our preliminary cash, cash equivalents and short-term investments totaled approximately $168.2 million. The results for the quarter-to-date period are preliminary and are not necessarily indicative of the results that may be expected for the full quarter ending June 30, 2023 or any other period. In addition, during the course of the preparation of our results for the three months ending June 30, 2023, additional adjustments to this preliminary estimated information may be identified. Any such adjustments may be material. Therefore, actual financial results that will be reflected in our Quarterly Report on Form 10-Q for the three months ended June 30, 2023 when they are completed and publicly disclosed may differ from the preliminary results presented here.

Pomotrelvir

In September 2022, we initiated a Phase 2 double-blind, randomized study evaluating the antiviral activity, safety, and clinical efficacy of pomotrelvir compared with placebo in nonhospitalized, symptomatic, otherwise healthy adults with mild-to-moderate COVID-19 and a confirmed positive SARS-CoV-2 test. Participants were dosed orally twice-daily at 700 mg (2 x 350 mg tablets) with food for five days.

In April 2023, we reported that pomotrelvir did not achieve the primary endpoint as measured by the proportion of participants below the limit of detection for infectious SARS-CoV-2 by infectious virus assay (IVA) on day three of treatment with pomotrelvir versus with placebo. Pomotrelvir did not demonstrate meaningful improvement over placebo in reduction from baseline of SARS-CoV-2 infectious virus titer by IVA or in the reduction from baseline or proportion achieving undetectable viral load by quantitative reverse transcriptase polymerase chain reaction measured from mid-turbinate swabs.

The median time to alleviation of the 14 U.S. Food and Drug Administration guidance-defined and 12 (excluding loss of taste and smell) targeted COVID-19 symptoms were eight days and seven days, respectively, in both pomotrelvir and placebo treated participants. The median time to alleviation of five key COVID-19 symptoms (cough, stuffy or runny nose, low energy or tiredness, sore throat, and feeling hot or feverish) was six days in both pomotrelvir and placebo treated participants with median times to resolution of each individual key symptom being two to five days and similar for pomotrelvir- and placebo-treated participants.

There were no deaths and no participants experienced progression to severe COVID-19. There were no treatment emergent drug-related serious adverse events and no drug-related adverse events leading to study drug or study discontinuation in either treatment arm. Pomotrelvir was well tolerated, with drug-related nausea occurring in 3.1% of participants, which represented the only adverse event occurring in greater than 2% of pomotrelvir-treated participants.

Based upon the topline data indicating difficulty in demonstrating a clinically meaningful benefit of treatment of SARS-CoV-2 infection in otherwise healthy nonhospitalized participants with COVID-19, we decided to suspend further development of pomotrelvir and winddown research and development activities.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of increases in inflation, rising interest rates and instability in the global banking system and geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, and the effects of the COVID-19 pandemic. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For additional information, see the sections titled “Risk Factors” in the 2022 Form 10-K and in this Quarterly Report on Form 10-Q.

Components of Our Results of Operations

Revenue

We have not generated any revenue since inception and do not expect to generate any revenue in the near term, if ever. We are not currently developing any product candidates and we do not have any products approved for sale. If we decide to pursue any future product development efforts, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any future product candidate. In addition, if we obtain regulatory approval for any product candidate and to the extent that we engage in commercialization activities on our own, we expect we will incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$12,980	$13,199	$(219)
General and administrative	6,829	8,226	(1,397)
Total operating expenses	19,809	21,425	(1,616)
Interest and other income (expense), net	2,004	(15)	2,019
Net loss	$(17,805)	$(21,440)	$3,635

Research and Development Expenses

The following table summarizes the components of research and development expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External costs:
Pomotrelvir	$9,431	$7,814	$1,617
Next generation and discovery programs	—	2,850	(2,850)
Total external costs	9,431	10,664	(1,233)
Internal costs:
Salaries and benefits	2,685	1,820	865
Stock-based compensation	705	463	242
Other unallocated costs	159	252	(93)
Total internal costs	3,549	2,535	1,014
Total research and development expenses	$12,980	$13,199	$(219)

Research and development expenses were $13.0 million for the three months ended March 31, 2023, compared to $13.2 million for the three months ended March 31, 2022, a decrease of $0.2 million. The decrease was primarily driven by the suspension of next generation and discovery programs while we advanced pomotrelvir, offset by higher pomotrelvir costs and personnel costs, including stock-based compensation. As a result of our decision to suspend clinical development of pomotrelvir and winddown all research and development activities, we anticipate that our research and development expenses, excluding costs associated with the RIF, will decrease in the near term pending any decision related to our review of strategic alternatives.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended March 31, 2023, compared to $8.2 million for the three months ended March 31, 2022, a decrease of $1.4 million. The decrease was primarily due to decreases in professional fees related to legal fees and pre-commercial planning. We anticipate that our general and administrative expenses, excluding costs associated with the RIF, will continue to decrease in the near term as we decrease our headcount, pursuant to the RIF. Additionally, depending on the outcome of our ongoing strategic alternative review process, including the extent to which we identify and enter into any potential strategic transaction, there may be an increase in general and administrative expenses in the future.

Interest and Other Income (Expense), Net

Interest and other income, net was $2.0 million for the three months ended March 31, 2023 compared to a nominal amount of interest and other expense for the three months ended March 31, 2022, an increase of approximately $2.0 million. The increase was due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred operating losses and negative cash flows from our operations. Through March 31, 2023, we have primarily funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock and net proceeds of approximately $257.5 million in connection with the Business Combination and the PIPE Investment. See Note 1, Description of Business – Business Combination, to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $172.2 million and an accumulated deficit of $166.0 million. We believe that our existing cash resources will be sufficient for at least the next 12 months to allow us to fund current planned operations.

Cash and cash equivalents are comprised of cash on deposit, money market funds and government agency securities. We have cash deposits with regulated financial institutions, which may from time to time exceed the insurance provided on such deposits.

CRO and CMO Agreements

We have entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. In connection with the suspension of the Phase 2 clinical trial and the winding down of our research and development activities, we are terminating or modifying substantially all of our agreements with CMOs and CROs. Such contracts are generally cancellable by us for convenience with a specified amount of notice. However, we may be subject to certain termination fees or winddown costs upon termination of these agreements. The amount of the cancellation or termination fees vary and are based on the timing of the cancellation or termination and the specific terms of the applicable agreement and are not capable of being estimated in good faith at this time. The Company expects to recognize substantially all of the charges related to the Restructuring Plan in the second quarter of 2023.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(26,533)	$(20,362)
Net cash provided by investing activities	14,413	—
Net cash used in financing activities	—	(397)
Net decrease in cash and cash equivalents	$(12,120)	$(20,759)

Operating Activities

During the three months ended March 31, 2023, net cash used in operating activities consisted of a net loss of $17.8 million, net accretion of discounts on available-for-sale securities of $1.4 million and a decrease of $9.0 million in accounts payable and accrued expenses, partially offset by a non-cash charge of $2.3 million related to stock-based compensation expense.

During the three months ended March 31, 2022, net cash used in operating activities consisted of a net loss of $21.4 million and a decrease in prepaid expenses and other current assets of $0.6 million, partially offset by a non-cash charge of $1.5 million related to stock-based compensation expense.

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities consisted of $30.2 million from the sale and maturities of available-for-sale securities, offset by $15.8 million in purchases of available-for-sale securities. There were no investing activities during the three months ended March 31, 2022.

Financing Activities

During the three months ended March 31, 2023, there were no financing activities. During the three months ended March 31, 2022, net cash used was payments for transaction costs associated with the Business Combination.

Funding Requirements

We expect our operating expenses to decrease significantly beginning in the second half of 2023 following our March 2023 decision to implement the Restructuring Plan and the RIF. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

Based on our current operating plan, we expect our existing cash, cash equivalents and short-term investments will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the date of filing this Quarterly Report on Form 10-Q. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect. Moreover, our resource requirements could materially change depending on the outcome of our ongoing strategic alternative review process, including to the extent we identify and enter into any potential strategic transaction.

If we decide to pursue any future product development efforts, our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•
whether we realize the anticipated cost savings in connection with the RIF and the Restructuring Plan;
•
our ability to consummate a strategic transaction and the nature and type of such a transaction
•
our ability to bring any product candidates through preclinical and clinical development, and the timing and scope of these research and development activities;
•
the costs of obtaining clinical and commercial supplies for any product candidates we may develop;
•
our ability to successfully commercialize any product candidates we may develop;
•
the manufacturing, selling and marketing costs associated with any product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;
•
the amount and timing of sales and other revenues from any product candidates we may develop, including the sales price and the availability of adequate third-party reimbursement;
•
the time and cost necessary to respond to technological and market developments;

•
the extent to which we may acquire or in-license other product candidates and technologies;
•
our ability to attract, hire and retain qualified personnel;
•
the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•
the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

A change in the outcome of any of these or other variables with respect to the development of any product candidate we may develop in the future could significantly change the costs and timing associated with the development of that product candidate. Further, our need for additional funds is heavily dependent on the outcome of our ongoing assessment of strategic options and our ability to consummate a strategic transaction.

Until such time, if ever, as we can generate substantial product revenues, and subject to our pursuit of a potential strategic transaction and the consummation of such potential transaction, we expect to finance our cash needs through a combination of cash-on-hand, equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate any product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. If these estimates differ significantly from actual results, the impact to the unaudited condensed financial statements may be material. There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2022 Form 10-K for the fiscal year ended December 31, 2022. Please refer to Part II, Item 7 of our 2022 Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.

Recent Accounting Pronouncements

We have not adopted any significant accounting policies since December 31, 2022. Upon evaluation of recently issued accounting pronouncements, we do not believe any will have a material impact on our condensed financial statements or related financial statement disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving their desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of March 31, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. If any of the following risks, or other risks not presently known to us or that we currently believe to not be material, are realized, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment. Based upon the topline results from the Phase 2 clinical trial of pomotrelvir (formerly known as PBI-0451), we have decided to suspend further clinical development of pomotrelvir, winddown our research and development activities, and reduce headcount by approximately 89% through a reduction in our workforce, and our Board of the Directors (Board) has initiated a review of a range of strategic alternatives that may include, but is not limited to, an acquisition, merger, business combination, or other transaction, including an acquisition via merger, license or otherwise, of products or additional product candidates. There can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. In the event that we were to resume research and development activities and ultimately commercialize any therapeutic products, many of the risks we describe in Part I, Item 1A “Risk Factors” of our 2022 Form 10-K will apply to our future operations. We have included supplemental risks to those described in the 2022 Form 10-K in this Quarterly Report on Form 10-Q describing the additional risks we face in light of our current winddown activities and our efforts to identify and evaluate a range of strategic alternatives. You should carefully review and consider the full discussion of our risk factors below, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and notes thereto, and in our other filings with the SEC, including those identified under the caption “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to Strategic Alternative Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences.

On March 31, 2023, we decided to suspend further clinical development of pomotrelvir and to winddown our research and development programs. In connection with this decision, our Board approved a reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic alternatives to maximize stockholder value. These strategic alternatives may include, but are not limited to, an acquisition, merger, business combination, or other transaction, including an acquisition via merger, license or otherwise, of products or additional product candidates. There can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating these strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or any transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences, and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

Our market capitalization is currently below the value of our cash, cash equivalents and short-term investments. Potential counterparties in a strategic transaction involving us may place minimal or no value on our assets, including pomotrelvir and our next generation compounds. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval.

Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our orderly operation. The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•
increased near-term and long-term expenditures;
•
exposure to unknown liabilities;
•
higher than expected acquisition or integration costs;
•
incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•
write-downs of assets or incurrence of non-recurring, impairment or other charges;
•
increased amortization expenses;
•
difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•
impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•
inability to retain key employees of the Company or those of any acquired business; and
•
possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution would be uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

In April 2023, we significantly reduced our workforce in order to conserve our capital resources and align our workforce with our operational needs. Additional work force reductions are expected to continue to occur throughout the second quarter of 2023 as our research and development programs related to pomotrelvir and our next generation compounds are wound down. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel required to consummate such a transaction, the loss of whose services may adversely impact our ability to consummate such a transaction. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Our decision to suspend development of pomotrelvir, winddown our research and development activities, and the related reduction in our workforce may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In early April 2023, we announced the suspension of the clinical development of pomotrelvir, the winddown of our research and development activities, and a reduction in our workforce that is expected to be completed in the second quarter of 2023, which is estimated to be approximately 89% of our workforce. We may not realize, in full or in part, the anticipated benefits and savings from the winddown of our research and development activities due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize expected cost savings, our operating results and financial condition would be adversely affected. Furthermore, the reduction in our workforce could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, and loss of employees and reduced productivity among remaining employees.

The impact and results of our ongoing strategic process are uncertain and may not be successful.

Over the past several years, we have focused our strategic efforts on maximizing stockholder value through strategic transactions, such as the Business Combination. In connection with the Business Combination, certain investors purchased an aggregate of $75.0 million of our common stock in the PIPE Investment. Together with Old Pardes’ cash resources and funding of the PIPE Investment, we received net proceeds from the Business Combination of approximately $257.5 million. We may continue to focus our efforts on creating value from pomotrelvir or other product candidates for our stockholders through a sale or other transaction involving the program and pursuing potential strategic options for our Company as a whole.

Our Board remains dedicated to diligently deliberating upon and making informed decisions that the directors believe are in the best interests of the Company and our stockholders. There can be no assurance, however, that the Company’s current strategic direction, or the Board’s evaluation of strategic alternatives, will result in any initiatives, agreements, transactions or plans that will further enhance stockholder value.

In addition, given the substantial restructuring of our operations, it may be difficult to evaluate our current business and future prospects on the basis of historical operating performance.

Our executive officers, directors and principal stockholders, if they choose to act together, or Dr. Tananbaum and his affiliates acting together, will have the ability to significantly influence all matters submitted to stockholders for approval.

As of May 1, 2023, Dr. Tananbaum, a member of our Board, and his affiliates (together, the “Foresite Group”) collectively owned approximately 27.2% of our outstanding shares of common stock and, as a result, have the ability to significantly influence all matters submitted to our stockholders for approval, including the approval of any significant transaction. Further, on April 21, 2023, the Foresite Group filed an amended Schedule 13D with the SEC disclosing that it had submitted a non-binding expression of interest letter to the Board setting forth an intent to explore and evaluate a potential acquisition of all of the shares of outstanding common stock of the Company not currently owned by the Foresite Group in a going private transaction. Additionally, as of May 1, 2023, our executive officers, directors and their affiliates (including Dr. Tananbaum), in the aggregate, owned approximately 40.6% of our outstanding shares of common stock and, as a result, when acting together have the ability to significantly influence all matters submitted to our Board or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing has occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and may incur losses for the foreseeable future and may never achieve profitability.

To date, we have devoted almost all of our financial resources to research and development, including preclinical and clinical development activities. While we recently made the decision to suspend development of pomotrelvir and winddown our research and development activities, and are not currently developing any product candidates, in order to become and remain profitable we would need to succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success would require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of any future product candidates we may develop, obtaining regulatory approval for these future product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never undertake or succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will ever achieve profitability.

For the year ended December 31, 2022 and the three months ended March 31, 2023, we reported a net loss of $96.6 million and $17.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $166.0 million. Depending on the outcome of our exploration of strategic alternatives, we may continue to incur significant losses for the foreseeable future, and we expect these losses would continue as we complete the winddown of our research and development activities and continue operations as a public company. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

If we decide to pursue any future product development efforts, we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or any commercialization efforts.

Although we are not currently developing any product candidates, if we decide in the future to pursue any product development efforts, we expect that we would incur significant research and development expenses and would need substantial additional funding. If we are unable to raise capital when needed or on attractive terms, or at all, we would be forced to delay, reduce or eliminate any such future research and development programs or commercialization efforts and/or we could be forced to revise or abandon our business strategy.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and even if we decide to resume preclinical and clinical development we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, even if approved, any product candidates we may develop in the future may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we would not anticipate for several years, if at all. If we decide to pursue any product development efforts in the future, we will need to obtain substantial additional funding in connection with our continuing operations.

In January 2023, we entered into a sales agreement (Sales Agreement), with SVB Securities, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate of $50.0 million of our common stock from time to time in “at-the-market” offerings under a shelf registration statement on Form S-3. As of March 31, 2023, we have not issued and sold any shares of common stock under the Sales Agreement. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any common stock pursuant to the Sales Agreement.

As of March 31, 2023 we had cash, cash equivalents and short-term investments of $172.2 million. Our future capital requirements will depend on many factors, including:

•
whether we realize the anticipated cost savings in connection with our ongoing workforce reduction, anticipated to be completed in the second quarter of 2023;
•
our ability to consummate a strategic transaction and the nature and type of such transaction;
•
the time and cost necessary to close out our research and development programs;
•
if we decide to pursue any future product development efforts, our ability to bring any future product candidates through preclinical and clinical development, and the timing and scope of these research and development activities;
•
the costs of obtaining clinical and commercial supplies of any future product candidates we may develop;
•
our ability to successfully commercialize any future product candidates we may develop;

•
the manufacturing, selling and marketing costs associated with any future product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;
•
the amount and timing of sales and other revenues from any future product candidates we may develop, including the sales price and the availability of coverage and adequate third-party reimbursement;
•
the time and cost necessary to respond to technological and market developments;
•
the extent to which we may acquire or in-license future product candidates and technologies;
•
the impact of the COVID-19 pandemic and our response to it;
•
general conditions in the global economy and financial markets, including relating to changes in gross domestic product growth, volatility and disruptions in the capital and credit markets, rising interest rates, increasing effects of inflation, global supply-chain disruptions, the tightening of the global labor market or turmoil in the global banking sector;
•
the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•
the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

We may seek additional financing to achieve our business objectives. The U.S. capital markets have experienced and continue to experience extreme volatility and disruption and adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital when market conditions are favorable, or for strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate any preclinical studies, clinical trials or other activities for any product candidates under development at such time, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any future product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of the sale of one or more of our product candidates or other assets, equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and preferred equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.

If we raise additional funds through the sale of one or more of our product candidates or other assets, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or on terms acceptable to us, we may be required to delay, limit, reduce or terminate any product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2020 and our operations to date have been limited to organizing and staffing the Company, business planning, raising capital, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated the ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Our decision at the end of March 2023 to terminate development of pomotrelvir and to winddown our research and development activities, and the related workforce reduction, are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters. Accordingly, our stockholders should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance.

Our ability to use our net operating losses (NOLs), and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. At December 31, 2022, we had federal and state NOLs carryforwards of approximately $65.8 million and $2.6 million, respectively. At December 31, 2022, we had federal and state research and development tax credits of $1.3 million and $0.6 million, respectively.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not completed an ownership change analysis pursuant to Section 382 of the Code. If ownership changes within the meaning of Section 382 of the Code have occurred, the NOL and research and development carry-forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of Section 382 of the Code. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past, including as a result of the Business Combination in December 2021, and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Purchase of Equity Securities

The following table contains information relating to our repurchase of common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share
January 1 - January 31, 2023	—	$—
February 1 - February 28, 2023	—	—
March 1 - March 31, 2023	17,598	0.0000071033
Total	17,598	$0.0000071033

_____________

(1)
Represents shares of unvested common stock that were repurchased by us from a former employee upon termination of employment in accordance with the terms of the employee’s restricted stock purchase agreement. We purchased the shares from the former employee at the original exercise prices (as adjusted by the consideration ratio calculated pursuant to the Merger Agreement, as described in Note 1, Description of Business – Business Combination, to the condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 3, 2023, we filed a Current Report on Form 8-K (the April Form 8-K) which, among other things, disclosed the Restructuring Plan and the RIF described elsewhere in this Quarterly Report on Form 10-Q. In connection with implementation of the Restructuring Plan and the RIF and preparation of this Quarterly Report on Form 10-Q, we have further evaluated the estimated costs and expenses associated therewith and are hereby supplementing the April Form 8-K to disclose that we expect that the total costs associated with the RIF will be approximately $5.4 million rather than the approximately $5.7 million estimate provided in the April Form 8-K, all of which are cash-based expenditures related primarily to personnel expenses such as salaries, one-time severance payments and other benefits. The foregoing estimated amount does not include any non-cash charges associated with stock-based compensation. We recognized $1.1 million of the total costs related to the RIF in the first quarter of 2023 and expect to recognize substantially all the remaining RIF charges in the second quarter of 2023. We also expects to incur other costs under the Restructuring Plan associated with the winddown of research and development programs, including contract termination costs, the amounts of which are not capable of being estimated in good faith at this time.

As implementation and activities associated with the Restructuring Plan and the RIF continue, management will further evaluate the estimated costs and expenses set forth above and may revise the estimated restructuring charges as appropriate, consistent with generally accepted accounting principles. We may incur other charges, including contract termination costs, and will record these expenses in the appropriate period as they are determined. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan and the RIF.

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

PARDES BIOSCIENCES, INC.

Date: May 5, 2023	By:	/s/ Thomas G. Wiggans
Thomas G. Wiggans
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Heidi Henson
Heidi Henson
Chief Financial Officer (Principal Financial and Accounting Officer)