Form 10-Q
period 2023-06-30
PARDES BIOSCIENCES, INC.
filed 2023-08-04
CIK 1822711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s common stock outstanding as of August 1, 2023 was 62,011,756.

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

Forward-looking statements relating to us in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our plans and expectations regarding our strategic alternative review process and the timing and success of such process regarding a potential transaction;
•
our expectations related to the Agreement and Plan of Merger, dated as of July 16, 2023 (the Merger Agreement), among Pardes Biosciences, Inc. (the Company), MediPacific, Inc., a Delaware corporation (Parent), and MediPacific Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent, including regarding the ability of the parties to complete the transactions contemplated by the Merger Agreement, the ability of the parties to satisfy the conditions to the consummation of the tender offer contemplated by the Merger Agreement (the Offer) and the other conditions set forth in the Merger Agreement, the expected timetable for completing the transactions contemplated by the Merger Agreement, the Company’s and Parent’s beliefs and expectations and statements about the benefits sought to be achieved by Parent’s proposed acquisition of the Company, the potential effects of the acquisition on both the Company and Parent, whether or not the conditions for payment under contingent value rights (CVRs) pursuant the Contingent Value Rights Agreement that the Company expects to enter into with a rights agent and a representative, agent and attorney in-fact of the holders of the CVRs at or prior to the completion of the Offer will be met and the possibility of any termination of the Merger Agreement;
•
timing of and costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
•
our success in retaining, or changes required in, our officers, key employees or directors;
•
our public securities’ potential liquidity and trading;
•
our lack of profitability and, to the extent we continue to operate our business, the need for additional capital;
•
our anticipated business-related expenditures;
•
the outcome of any known and unknown litigation;
•
the impact of macroeconomic conditions, including inflation, rising interest rates and volatile market conditions, recent instability in the global banking sector, the federal budget and global events; and
•
other risks and uncertainties indicated in this Quarterly Report on Form 10-Q, including those under “Risk Factors” herein, and our other filings that have been made or will be made with the Securities and Exchange Commission (SEC).

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

The risks and uncertainties include, but are not limited to, those factors described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 14, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any

ii

forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PARDES BIOSCIENCES, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and par value data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,266	$59,284
Short-term investments	52,931	138,056
Prepaid expenses and other current assets	4,113	3,062
Total current assets	157,310	200,402
Other assets	—	219
Total assets	$157,310	$200,621
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14	$4,929
Accrued expenses	1,911	15,496
Total current liabilities	1,925	20,425
Total liabilities	1,925	20,425
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock: $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock: $0.0001 par value and 250,000,000 shares authorized; 61,716,745 and 61,734,343 shares issued as of June 30, 2023 and December 31, 2022, respectively; and 60,396,888 and 59,542,714 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	6	6
Additional paid-in capital	332,108	328,372
Accumulated other comprehensive income (loss)	9	(24)
Accumulated deficit	(176,738)	(148,158)
Total stockholders' equity	155,385	180,196
Total liabilities and stockholders' equity	$157,310	$200,621

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$6,928	$20,344	$19,908	$33,543
General and administrative	5,687	7,591	12,516	15,817
Total operating expenses	12,615	27,935	32,424	49,360
Other income:
Interest and other income, net	1,840	298	3,844	283
Net loss	$(10,775)	$(27,637)	$(28,580)	$(49,077)
Net loss per share, basic and diluted	$(0.18)	$(0.48)	$(0.48)	$(0.86)
Weighted-average number of common shares used in computing net loss per share, basic and diluted	60,209,276	57,686,462	59,990,131	57,384,446

Unrealized gain on available-for-sale securities	$33	$—	$34	$—
Comprehensive loss	$(10,742)	$(27,637)	$(28,546)	$(49,077)

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(in thousands, except share amounts)

	For the Six Months Ended June 30, 2023
	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2022	59,542,714	$6	$328,372	$(24)	$(148,158)	$180,196
Vesting of restricted stock awards into common stock	427,965	—	—	—	—	—
Stock-based compensation expense	—	—	2,338	—	—	2,338
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(17,805)	(17,805)
Balance at March 31, 2023	59,970,679	$6	$330,710	$(23)	$(165,963)	$164,730
Vesting of restricted stock awards into common stock	426,209	—	—	—	—	—
Stock-based compensation expense	—	—	1,398	—	—	1,398
Other comprehensive income	—	—	—	32	—	32
Net loss	—	—	—	—	(10,775)	(10,775)
Balance at June 30, 2023	60,396,888	$6	$332,108	$9	$(176,738)	$155,385

	For the Six Months Ended June 30, 2022
	Common Stock
	Number of Shares	$0.0001 Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2021	56,765,533	$6	$317,812	$(51,524)	$266,294
Vesting of restricted stock awards into common stock	610,765	—	—	—	—
Stock-based compensation expense	—	—	1,527	—	1,527
Net loss	—	—	—	(21,440)	(21,440)
Balance at March 31, 2022	57,376,298	$6	$319,339	$(72,964)	$246,381
Vesting of restricted stock awards into common stock	604,820	—	—	—	—
Stock-based compensation expense	—	—	3,888	—	3,888
Net loss	—	—	—	(27,637)	(27,637)
Balance at June 30, 2022	57,981,118	$6	$323,227	$(100,601)	$222,632

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(28,580)	$(49,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Net accretion of discounts on available-for-sale securities	(2,266)	—
Stock-based compensation expense	3,736	5,415
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(919)	1,327
Interest receivable	(134)	—
Accounts payable	(4,915)	(466)
Accrued expenses	(13,585)	3,119
Other assets	219	—
Net cash used in operating activities	(46,444)	(39,682)
Investing activities:
Purchases of available-for-sale securities	(15,764)	—
Proceeds on sale of available-for-sale securities	2,190	—
Maturities of available-for-sale securities	101,000
Net cash provided by investing activities	87,426	—
Financing activities:
Cash paid for deferred offering costs	—	(397)
Net cash used in financing activities	—	(397)
Increase (decrease) in cash and cash equivalents	40,982	(40,079)
Cash and cash equivalents at beginning of period	59,284	268,678
Cash and cash equivalents at end of period	$100,266	$228,599

The accompanying notes are an integral part of these condensed financial statements.

PARDES BIOSCIENCES, INC.

Notes to Unaudited Condensed Financial Statements

Note 1. Description of Business

Description of Business

Pardes Biosciences, Inc., a Delaware corporation, is a company that has been focused on discovering, developing and commercializing novel oral-antiviral therapeutics to improve the lives of patients suffering from life-threatening disease. Unless the context otherwise requires, references in these notes to “Pardes,” “the Company,” “we,” “us,” “our” and any related terms are intended to mean Pardes Biosciences, Inc.

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

Based upon the topline results from the Phase 2 clinical trial, on March 31, 2023, the Board of the Directors of the Company (the Board) made the strategic decision to suspend further clinical development of pomotrelvir, winddown the research and development activities of the Company and authorized a reduction in workforce (the RIF) to align operations with the changes in the Company’s corporate strategy. Pursuant to the RIF, the Company reduced headcount in the second quarter of 2023 by approximately 89%. On March 31, 2023, the Board also initiated a review of a range of strategic alternatives that included, but was not limited to, an acquisition, merger, business combination, or other transaction.

Proposed Agreement and Plan of Merger

On July 16, 2023, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with MediPacific, Inc., a Delaware corporation (Parent), and MediPacific Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub). The Merger Agreement provides for, among other things, an offer by Merger Sub to purchase all of the issued and outstanding shares of Common Stock of the Company for (i) $2.02 per share of Common Stock (the Base Price Per Share), (ii) an additional amount of cash of up to $0.17 per share of Common Stock (such amount as finally determined in accordance with the Merger Agreement, the Additional Price Per Share and together with the Base Price Per Share, the Cash Amount), and (iii) one non-transferable contractual contingent value right per share (each, a CVR) (such amount, or any different amount per share paid pursuant to the Offer (as defined below) to the extent permitted under the Merger Agreement, being the CVR Amount), and, together with the Cash Amount, the Offer Price).The tender offer is being made subject to all terms and conditions set forth in the Offer to Purchase, dated July 28, 2023 (as amended or supplemented from time to time, the Offer to Purchase), and in the related Letter of Transmittal (as amended or supplemented from time to time, the Letter of Transmittal, which together with the Offer to Purchase constitutes the Offer).

Each CVR represents the right to receive contingent payments, in cash, subject to any applicable tax withholding and without interest, equal to a pro rata share of 80% of the Net Proceeds (as defined in the Contingent Value Rights Agreement (the CVR Agreement)), if any, payable to Parent, the Company or any of their respective affiliates that arise from any sale, transfer, license or other disposition (each, a Disposition) of the Company’s assets associated with the Company’s antiviral drug development programs and related assets as of the closing date of the Merger, which Disposition occurs within five years of the closing date of the Merger (the Disposition Period), subject to and in accordance with the terms and conditions of, the CVR Agreement that the Company expects to enter into at or prior to the Offer Closing Time (as defined in the Merger Agreement).

Following the completion of the Offer, subject to the absence of injunctions or other legal restraints preventing or making illegal the consummation of the Merger, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent, pursuant to the procedure provided for under Section 251(h) of the Delaware General Corporation Law, without any additional stockholder approvals. The Merger will be effected as soon as practicable following the closing time of the Offer. Pursuant to the terms of the Merger Agreement, as of the effective time of the Merger (the Effective Time), by virtue of the Merger and without any action on the part of the holders, (i) each outstanding share of Common Stock of the Company (other than any shares of Common Stock held in the treasury of the Company, owned, directly or indirectly, by Parent, Merger Sub or any subsidiary of Parent, irrevocably accepted for purchase in the Offer or by any stockholders who are entitled to and who properly exercise appraisal rights under Delaware law) will be converted into the right to receive the Offer Price, (ii) the vesting of each option to purchase shares of Common Stock (the Company Options) shall be accelerated and (A) each Company Option that has an exercise price per share that is less than the Cash

Amount (each, an In-the-Money Option) that is then outstanding will be cancelled and, in exchange therefor, the holder of such cancelled In-the-Money Option will be entitled to receive in consideration of the cancellation of such In-the-Money Option, (1) an amount in cash, without any interest thereon and subject to applicable tax withholding, equal to the product of (x) the total number of shares of Common Stock subject to such In-the-Money Option as of immediately prior to the Effective Time multiplied by (y) the excess of the Cash Amount over the applicable exercise price per share under such In-the-Money Option and (2) one CVR for each share of Common Stock issuable under such In-the-Money Option and (B) each Company Option that is not an In-the-Money Option will be cancelled for no consideration.

The obligation of Merger Sub to purchase shares of Common Stock validly tendered pursuant to the Offer and not validly withdrawn prior to the expiration of the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including: (i) that the number of shares of Common Stock validly tendered and not properly withdrawn (excluding shares of Common Stock tendered pursuant to guaranteed delivery procedures that have not been “received” by the “depository,” as such terms are defined by Section 251(h) of the DGCL), equals at least a majority of the number of shares of Common Stock that are then issued and outstanding owned by Unaffiliated Stockholders (as defined in the Merger Agreement) (the Minimum Tender Condition); (ii) that there be no Legal Restraints (as defined in the Merger Agreement) in effect preventing or prohibiting the Offer or the Merger; (iii) the accuracy of representations and warranties made by the Company in the Merger Agreement, subject to certain exceptions and qualifications described in the Merger Agreement and the Offer to Purchase; (iv) compliance by the Company with its covenants and other obligations under the Merger Agreement; (v) that no termination of the Merger Agreement has occurred; and (vi) that the Closing Net Cash (as defined in the Merger Agreement) of the Company is at least $125,000,000 (each individually, an Offer Condition, and collectively, the Offer Conditions). The obligations of the Parent and the Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition. Merger Sub expressly reserves the right, in its sole discretion, to: (i) waive, in whole or in part, any Offer Condition other than the Minimum Tender Condition; and/or (ii) modify the terms of the Offer in a manner not inconsistent with the Merger Agreement, subject to certain exceptions described in the Merger Agreement and the Offer to Purchase.

The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the business of the Company between signing and closing.

The Merger Agreement contains customary non-solicitation restrictions prohibiting the Company’s solicitation of alternative business combination transactions and restricts the Company’s ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such alternative business combination transaction, subject to customary exceptions in the event of an acquisition proposal that was not solicited in violation of these restrictions and that the Board or Special Committee determines constitutes or could reasonably be expected to lead to a Superior Company Proposal (as defined in the Merger Agreement).

The Merger Agreement contains customary termination rights for both Parent and Merger Sub, on the one hand, and the Company, on the other hand, including, among others, for failure to consummate the Offer on or before December 16, 2023. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement in connection with the Company’s entry into an agreement with respect to a Superior Company Proposal (as defined in the Merger Agreement), the Company will be required to pay Parent a termination fee of $2.6 million. If Parent terminates the Merger Agreement due to the Company having Closing Net Cash of less than $125.0 million, the Company will be required to pay to Parent an expense reimbursement fee up to a maximum amount of $1.25 million.

Concurrently with the execution of the Merger Agreement, and as a condition and inducement to the Company’s willingness to enter into the Merger Agreement and the CVR Agreement, Foresite Capital Opportunity Fund V, L.P., Foresite Capital Fund V, L.P. and FS Development Holdings II, LLC (collectively, the Guarantors), affiliates of Parent, executed and delivered to the Company a limited guaranty (the Limited Guaranty), dated as of July 16, 2023, in favor of the Company and the holders of CVRs, in respect of certain of Parent’s and Merger Sub’s obligations arising under, or in connection with, the Merger Agreement and the CVR Agreement that the Company expects to enter into with a rights agent and a representative, agent and attorney in-fact of the holders of the CVR. The Guarantors’ obligations under the Limited Guaranty are subject to a cap of $7.5 million with respect to obligations to the Company arising under or in connection with the Merger Agreement and $400,000 with respect to obligations to the holders of the CVRs arising under or in connection with the CVR Agreement.

The Company anticipates that the Offer and Merger contemplated under the Merger Agreement will be consummated in the third quarter 2023. However, there can be no assurance that the Offer and Merger contemplated by the Merger Agreement will be completed.

Foresite Capital Management, LLC and James B. Tananbaum, M.D., a founding partner of Foresite Capital Management, LLC and a director on the Company’s Board, are the controlling stockholders of Parent, Merger Sub and the Guarantors. As of July 25, 2023, Dr. Tananbaum, Foresite Capital Management and their affiliates beneficially owned in the aggregate 16,813,146 shares of Common Stock (excluding options to purchase 150,000 shares of Common Stock held by Dr. Tananbaum), representing approximately 27.1% of the Company’s outstanding Common Stock. Dr. Tananbaum holds options to purchase 150,000 shares of Common Stock.

If the Merger is effected, the Company’s Common Stock will be delisted from The Nasdaq Stock Market LLC and the Company’s obligation to file periodic reports under the Securities Exchange Act of 1934, as amended, will terminate, and the Company will be privately held.

Liquidity

We believe that our $153.2 million of cash, cash equivalents and short-term investments as of June 30, 2023, will enable us to fund our current planned operations for at least 12 months from the issuance date of these unaudited condensed financial statements.

We have cash deposits with regulated financial institutions, which may from time to time exceed insurance provided on such deposits.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in our 2022 Form 10-K, from which we derived our balance sheet as of December 31, 2022. The accompanying unaudited condensed financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of our management, necessary to a fair statement of the results for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023 or for any other future annual or interim period.

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

The following outstanding shares of potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would be anti-dilutive (in common stock equivalent shares):

	June 30, 2023	June 30, 2022
Outstanding stock options	10,356,431	7,356,791
Restricted common stock subject to repurchase or forfeiture	1,319,857	4,339,806
Total	11,676,288	11,696,597

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

Our cash equivalents consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Cash equivalents
Money market fund	$92,645	$32,426
U.S. government and government agencies	2,414	19,869
Commercial paper	—	2,997
Corporate debt securities	—	2,993
Total cash equivalents	$95,059	$58,285

Short-term investments are classified as available-for-sale, which reflects management’s intention to use proceeds from sales of these securities to fund our operations as necessary and, as such, are carried at fair value. Our short-term investments that are measured at fair value on a recurring basis consisted of the following:

		June 30, 2023
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government and government agencies	Within one year	$21,339	$—	$(25)	$21,314
Commercial paper	Within one year	25,794	4	(11)	25,787
Asset-backed securities	After one year through five years	5,772	58	—	5,830
Total short-term investments		$52,905	$62	$(36)	$52,931

		December 31, 2022
	Maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments
U.S. government and government agencies	Within one year	$75,409	$15	$(48)	$75,376
Commercial paper	Within one year	59,405	—	—	59,405
Asset-backed securities	Within one year	3,267	8	—	3,275
Total short-term investments		$138,081	$23	$(48)	$138,056

The amortized cost and the fair value of short-term investments were $52.9 million at June 30, 2023 and $138.1 million at December 31, 2022. As of June 30, 2023, there were 10 short-term investments with fair value totaling $27.9 million that were in a gross unrealized loss position for less than 12 months, and none were in a gross unrealized loss position for 12 months or more. Based on our analysis of available-for-sale securities, we determined the unrealized losses were primarily due to changes in interest rates and not due to credit risks. As such, we did not record a credit allowance as of either June 30, 2023 or December 31, 2022. Accrued interest receivable on our available-for-sale securities was $0.3 million at each of June 30, 2023 and December 31, 2022. For the three and six months ended June 30, 2023 and 2022, we did not write off any accrued interest receivables and there were no realized gains or losses.

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

Below are summaries of our cash equivalents and short-term investments that were measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands):

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Estimated Fair Value	Level 1	Level 2	Estimated Fair Value
Cash equivalents
Money market fund	$92,645	$—	$92,645	$32,426	$—	$32,426
U.S. government and government agencies	—	2,414	2,414	—	19,869	19,869
Commercial paper	—	—	—	—	2,997	2,997
Corporate debt securities	—	—	—	—	2,993	2,993
Total cash equivalents	$92,645	$2,414	$95,059	$32,426	$25,859	$58,285

	June 30, 2023		December 31, 2022
	Level 2	Estimated Fair Value	Level 2	Estimated Fair Value
Short-term investments
U.S. government and government agencies	$21,314	$21,314	$75,376	$75,376
Commercial paper	25,787	25,787	59,405	59,405
Asset-backed securities	5,830	5,830	3,275	3,275
Total short-term investments	$52,931	$52,931	$138,056	$138,056

Note 5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$2,244	$1,582
Prepaid research and development costs	12	495
Other prepaid expenses and current assets	1,857	985
Total	$4,113	$3,062

Note 6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development accruals	$721	$10,784
Accrued compensation	674	3,878
Other accrued expenses	516	834
Total	$1,911	$15,496

Note 7. Stockholders’ Equity

Preferred Stock

Pursuant to the terms of the Second Amended and Restated Certificate of Incorporation dated December 23, 2021 (Certificate of Incorporation), we authorized 10,000,000 shares of preferred stock, par value $0.0001 per share, all of which shares of preferred stock are undesignated. Our Board has the authority, without further action by the stockholders, to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series and to fix the designations, powers, voting and other rights, preferences and privileges of the shares. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock outstanding.

Common Stock

Pursuant to the Certificate of Incorporation, as of June 30, 2023 and December 31, 2022, there were 250,000,000 shares of Common Stock authorized. There were 61,716,745 and 61,734,343 shares of Common Stock issued as of June 30, 2023 and December 31, 2022, respectively.

Note 8. Stock-Based Compensation

The following table summarizes stock-based compensation expense for all stock-based compensation arrangements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$(54)	$2,571	$651	$3,034
General and administrative	1,452	1,317	3,085	2,381
Total stock-based compensation	$1,398	$3,888	$3,736	$5,415

Note 9. Commitments and Contingencies

Commitments

On March 31, 2023, the Board made the strategic decision to suspend further clinical development of pomotrelvir, winddown the research and development activities of the Company and initiate a review of a range of strategic alternatives that included, but was not limited to, an acquisition, merger, business combination, or other transaction (the Restructuring Plan). Also on March 31, 2023, to better align operations with the change in the Company’s corporate strategy under the Restructuring Plan and reduce operating expenses while we reviewed strategic alternatives, the Board approved the RIF. On April 3, 2023, we notified our employees about the results of the Phase 2 clinical trial, the Restructuring Plan and the RIF. Under the RIF, we reduced headcount in the second quarter of 2023 by approximately 89%, with approximately 55% of our employees terminated in April 2023. The RIF was completed in the second quarter of 2023.

Estimated total costs related to the RIF are approximately $5.2 million, all of which consists of cash-based expenditures primarily related to personnel expenses such as salaries, one-time severance payments and other benefits. The foregoing estimated amount does not include any non-cash charges associated with stock-based compensation. We recognized $1.1 million of the total costs related to the RIF in the first quarter of 2023 and $4.1 million in the second quarter of 2023.

We have historically entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which included manufacturing services with clinical manufacturing organizations (CMOs) and development services with clinical research organizations (CROs). In connection with the suspension of the Phase 2 clinical trial and the winding down of the Company’s research and development activities, we have terminated or modified substantially all of our agreements with CMOs and CROs. As of June 30, 2023, we recognized and paid $0.1 million in contract termination fees.

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

Contingencies

From time to time, we may become subject to claims or suits arising in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2023 and December 31, 2022, we were not a party to any material legal proceedings.

Note 10. Restructuring and Related Activities

On March 31, 2023, the Board approved the Restructuring Plan and the RIF. Restructuring charges are reported as a component of operating expenses in our condensed statement of operations.

The following table details the accruals and payments for the restructuring charges (in thousands):

Balance at December 31, 2022	$—
Severance expense	1,125
Balance at March 31, 2023	$1,125
Severance expense	4,093
Contract termination fees	88
Payments for severance and termination fees	(4,720)
Balance at June 30, 2023	$586

In connection with the transactions contemplated by the Merger Agreement, on July 16, 2023, the Company’s Board approved the acceleration and immediate vesting of each outstanding unvested stock option and restricted share of Common Stock effective as of July 16, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and with our audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 14, 2023 (2022 Form 10-K) and other filings we have made with the SEC. As discussed under the heading “Cautionary Note Regarding Forward-Looking Statements,” this discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those described in or implied by any forward-looking statements. Unless the context otherwise requires, references in these notes to “Pardes,” “the Company,” “we,” “us,” “our” and any related terms are intended to mean Pardes Biosciences, Inc.

Overview

We are a company that has been focused on discovering, developing and commercializing novel oral anti-viral therapeutics to improve the lives of patients suffering from life-threatening disease, with our first indication being COVID-19, which is the disease caused by infection with the severe acute respiratory syndrome coronavirus (SARS-CoV-2).

In early April 2023, we announced topline results from our Phase 2 clinical trial to evaluate pomotrelvir (formerly known as PBI-0451) for the treatment of mild-to-moderate COVID-19 in test-positive, symptomatic, otherwise healthy, vaccinated adults without risk factors for developing severe disease. Based upon the topline results from the Phase 2 clinical trial, we decided to suspend further clinical development of pomotrelvir, winddown our research and development activities and initiated a review of a range of strategic alternatives that included, but was not limited to, an acquisition, merger, business combination, or other transaction (the Restructuring Plan).

In connection with the Restructuring Plan, on March 31, 2023, the Board of Directors of the Company (the Board) approved a reduction in workforce (the RIF) to align operations with the changes in our corporate strategy and to reduce operating expenses. On April 3, 2023, we notified our employees about the results of the Phase 2 clinical trial, the Restructuring Plan and the RIF. Under the RIF, we reduced headcount by approximately 89%, with approximately 55% of our employees terminated in April 2023. The RIF was completed in the second quarter of 2023.

On July 16, 2023, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with MediPacific, Inc., a Delaware corporation (Parent), and MediPacific Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub). The Merger Agreement provides for, among other things, (i) the acquisition of the Company by Parent through a cash tender offer (the Offer) by Merger Sub for all of the Company’s outstanding shares of common stock, par value $0.0001 (the Common Stock), for: (A) $2.02 per share of Common Stock (the Base Price Per Share), (B) an additional amount of cash of up to $0.17 per share of Common Stock (such amount as finally determined pursuant to the Merger Agreement, the Additional Price Per Share and together with the Base Price Per Share, the Cash Amount), and (C) one non-transferable contractual contingent value right (a CVR) associated with any future monetization of the Company’s antiviral drug development programs and related assets per share (together with the Cash Amount, the Offer Price) and (ii) the merger of Merger Sub with and into the Company (the Merger) with the Company surviving the Merger. Subject to the terms of the Merger Agreement and the Contingent Value Rights Agreement that the Company expects to enter into with a rights agent and a representative, agent and attorney in-fact of the holders of the CVRs at or prior to the completion of the Offer (the CVR Agreement), the Offer Price will be paid net of any applicable tax withholding and without interest. There can be no assurance that the transactions contemplated by the Merger Agreement will be completed.

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

Based upon the topline data indicating difficulty in demonstrating a clinically meaningful benefit of treatment of SARS-CoV-2 infection in otherwise healthy nonhospitalized participants with COVID-19, the Board initiated the Restructuring Plan and the RIF.

Impact of Macroeconomic Conditions

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including as a result of increases in inflation, rising interest rates and instability in the global banking system, the federal budget and geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto. While we are closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside of our control and could exist for an extended period of time. As a result, we are subject to continuing risks and uncertainties and continue to closely monitor the impact of the current conditions on our business. For additional information, see the sections titled “Risk Factors” in the 2022 Form 10-K and in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table sets forth our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Operating expenses:
Research and development	$6,928	$20,344	$(13,416)	$19,908	$33,543	$(13,635)
General and administrative	5,687	7,591	(1,904)	12,516	15,817	(3,301)
Total operating expenses	12,615	27,935	(15,320)	32,424	49,360	(16,936)
Interest and other income, net	1,840	298	1,542	3,844	283	3,561
Net loss	$(10,775)	$(27,637)	$16,862	$(28,580)	$(49,077)	$20,497

Research and Development Expenses

The following table summarizes the components of research and development expenses for the periods presented (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
External costs:
Pomotrelvir	$3,216	$11,260	$(8,044)	$12,647	$19,074	$(6,427)
Next generation and discovery programs	—	3,759	(3,759)	—	6,609	(6,609)
Total external costs	3,216	15,019	(11,803)	12,647	25,683	(13,036)
Internal costs:
Salaries and benefits	3,686	2,402	1,284	6,371	4,222	2,149
Stock-based compensation	(54)	2,571	(2,625)	651	3,034	(2,383)
Other unallocated costs	80	352	(272)	239	604	(365)
Total internal costs	3,712	5,325	(1,613)	7,261	7,860	(599)
Total research and development expenses	$6,928	$20,344	$(13,416)	$19,908	$33,543	$(13,635)

Research and development expenses were $6.9 million for the three months ended June 30, 2023, compared to $20.3 million for the three months ended June 30, 2022, a decrease of $13.4 million. Research and development expenses were $19.9 million for the six months ended June 30, 2023, compared to $33.5 million for the six months ended June 30, 2022, a decrease of $13.6 million. The decreases were primarily driven by the suspension of the clinical development of pomotrelvir and the winddown of all research and development activities, offset by RIF expenses. We anticipate that our research and development expenses will continue to decrease as we complete the winddown of our research and development activities.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended June 30, 2023, compared to $7.6 million for the three months ended June 30, 2022, a decrease of $1.9 million. General and administrative expenses were $12.5 million for the six months ended June 30, 2023, compared to $15.8 million for the six months ended June 30, 2022, a decrease of $3.3 million. The decreases were primarily due to decreases in professional fees related to legal fees and pre-commercial planning as well as director and officer insurance, offset by RIF expenses. While we anticipate that our general and administrative expenses will continue to decrease in the near term due to our lower headcount, we expect this to be partially offset by legal and other professional fees as a result of the strategic review process and the potential consummation of the transactions contemplated under the Merger Agreement.

Interest and Other Income, Net

Interest and other income, net was $1.8 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022, an increase of approximately $1.5 million. Interest and other income, net was $3.8 million for the six months ended June 30, 2023 compared to $0.3 million for the six months ended June 30, 2022, an increase of approximately $3.5 million. The increases were due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity and Capital

Since inception, we have not generated any revenue from any product sales or any other sources and have incurred operating losses and negative cash flows from our operations. Through June 30, 2023, we have primarily funded our operations with gross cash proceeds of $44.5 million from sales of preferred stock and net proceeds of approximately $257.5 million in connection with the transactions contemplated under the Agreement and Plan of Merger, dated as of June 29, 2021, as amended on November 7, 2021 (Business Combination Agreement), by and among the FS Development Corp II, Pardes Biosciences, Inc., Orchard Merger Sub, Inc. and Shareholder Representative Services LLC, a Colorado limited liability company solely in its capacity as the representative, agent and attorney-in-fact of the Company Securityholders (as defined in the Business Combination Agreement) and the concurrent private placement of public equity. See Note 1, Description of Business – Business Combination, to the financial statements included in our 2022 Form 10-K for additional information.

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

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $153.2 million and an accumulated deficit of $176.7 million. We believe that our existing cash resources will be sufficient to fund current planned operations for at least the next 12 months.

Cash and cash equivalents are comprised of cash on deposit, money market funds and available-for-sale securities. We have cash deposits with regulated financial institutions, which may from time to time exceed the insurance provided on such deposits.

CRO and CMO Agreements

We have entered into agreements in the normal course of business with certain vendors for the provision of goods and services, which includes manufacturing services with CMOs and development services with CROs. In connection with the suspension of the Phase 2 clinical trial and the winding down of our research and development activities, we have terminated or modified substantially all of our agreements with CMOs and CROs. As of June 30, 2023, we have recognized and paid $0.1 million in contract termination fees.

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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(46,444)	$(39,682)
Net cash provided by investing activities	87,426	—
Net cash used in financing activities	—	(397)
Net increase (decrease) in cash and cash equivalents	$40,982	$(40,079)

Operating Activities

During the six months ended June 30, 2023, net cash used in operating activities primarily consisted of a net loss of $28.6 million, net accretion of discounts on available-for-sale securities of $2.3 million and a decrease of $18.5 million in accounts payable and accrued expenses, partially offset by a non-cash charge of $3.7 million related to stock-based compensation expense.

During the six months ended June 30, 2022, net cash used in operating activities consisted of a net loss of $49.1 million. Changes to our working capital included increases to our accrued expenses of $3.1 million, decreases to prepaid expenses and other assets of $1.3 million, and a decrease in accounts payable of $0.5 million. Non-cash activities included a charge of $5.4 million to stock-based compensation expense of which $2.0 million related to the accelerated recognition of stock compensation expense for our former Chief Executive Officer and President, Dr. Uri Lopatin, who transitioned to a consultant on July 31, 2022. See Note 10, Stock-Based Compensation, to the financial statements included in our 2022 Form 10-K for additional information.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities consisted of $103.2 million from the sale and maturities of available-for-sale securities, offset by $15.8 million in purchases of available-for-sale securities. There were no investing activities during the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, there were no financing activities. During the six months ended June 30, 2022, net cash used consisted of payments for transaction costs associated with the Business Combination Agreement.

Funding Requirements

Our operating expenses significantly decreased during the second quarter of 2023 and are expected to continue to decrease during the second half of 2023 due to our decision in March 2023 to implement the Restructuring Plan and the RIF. However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs, including costs associated with the transactions contemplated under the Merger Agreement. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on our ability to close the transactions contemplated under the Merger Agreement in the anticipated timeframes or at all.

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

If the transactions contemplated under the Merger Agreement are not consummated and we decide to pursue another strategic alternative or we decide to pursue any future product development efforts, our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•
whether we realize the anticipated cost savings in connection with the RIF and the Restructuring Plan;
•
our ability to consummate a strategic transaction and the nature and type of such a transaction;
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

A change in the outcome of any of these or other variables with respect to the development of any product candidate we may develop in the future could significantly change the costs and timing associated with the development of that product candidate. Further, our need for additional funds is heavily dependent on our ability to close the transactions contemplated under the Merger Agreement in the anticipated timeframes or at all.

Until such time, if ever, as we can generate substantial product revenues, and subject to our ability to close the transactions contemplated under the Merger Agreement in the anticipated timeframes or at all, we expect to finance our cash needs through a combination of cash-on-hand, equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of such securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Exchange Act is accumulated and communicated to the registrant’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance and not absolute assurance of achieving their desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of June 30, 2023, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. If any of the following risks, or other risks not presently known to us or that we currently believe to not be material, are realized, our business, financial condition and results of operations could be materially and adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment. Based upon the topline results from the Phase 2 clinical trial of pomotrelvir (formerly known as PBI-0451), we have suspended further clinical development of pomotrelvir, wound down our research and development activities, and our Board of the Directors (Board) initiated a review of a range of strategic alternatives that included, but was not limited to, an acquisition, merger, business combination, or other transaction, including an acquisition via merger, license or otherwise, of products or additional product candidates (the Restructuring Plan). In connection with the Restructuring Plan, on March 31, 2023, the Board approved a reduction in workforce (the RIF) to align operations with the changes in our corporate strategy and to reduce operating expenses. In the event that we were to resume research and development activities and ultimately commercialize any therapeutic products, many of the risks we describe in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 14, 2023 (2022 Form 10-K) will apply to our future operations. We have included supplemental risks to those described in the 2022 Form 10-K in this Quarterly Report on Form 10-Q describing the additional risks we face in light of our current winddown activities, our efforts to identify and evaluate a range of strategic alternatives and the transactions contemplated under the Merger Agreement. You should carefully review and consider the full discussion of our risk factors below, together with all other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and notes thereto, and in our other filings with the SEC, including those identified under the caption “Risk Factors” in Part I, Item 1A of our 2022 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Related to the Offer and Merger

The Offer and Merger are subject to a number of conditions beyond our control. Failure to complete the Offer and the Merger within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On July 16, 2023, we entered into an Agreement and Plan of Merger (the Merger Agreement) with MediPacific, Inc., a Delaware corporation (Parent), and MediPacific Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub), pursuant to which, and upon the terms and subject to the conditions of, Merger Sub commenced a cash tender offer (the Offer) to purchase each issued and outstanding share of the Company’s common stock, par value $0.0001 (the Common Stock). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the Merger), with the Company continuing as the surviving corporation, and pursuant to the Merger, each share of Common Stock that is not validly tendered and irrevocably accepted for purchase pursuant to the Offer, except as provided in the Merger Agreement, will be converted in the Merger into the right to receive an amount equal to the Merger Consideration (as defined in the Merger Agreement), net to the seller in cash and without interest. Merger Sub’s obligation to accept shares of Common Stock tendered in the Offer is subject to conditions, including: (i) that the number of shares of Common Stock validly tendered and not validly withdrawn, equals at least a majority of all shares of Common Stock then outstanding owned by stockholders other than the Foresite Stockholders (as defined in the Merger Agreement), the members of the Special Committee of the Board (the Special Committee) and the officers of the Company subject to Section 16 of the Securities Exchange Act of 1934, as amended; (ii) the Company’s Closing Net Cash (as defined in and determined in accordance with the Merger Agreement) will be at least $125.0 million as of the expiration of the Offer; (iii) the accuracy of the Company’s representations and warranties contained in the Merger Agreement (subject to certain exceptions and qualifications described in the Merger Agreement and the Offer to Purchase), (iv) the Company’s performance in all material respects of its obligations under the Merger Agreement and (v) the other conditions set forth in Exhibit A to the Merger Agreement. The obligations of Parent and Merger Sub to consummate the Offer and the Merger under the Merger Agreement are not subject to a financing condition.

We cannot predict whether or when the conditions to the Offer will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the Offer and Merger, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the Offer and the Merger. Certain costs associated with the Offer and Merger have already been incurred or may be payable even if the Offer and Merger are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the Offer and Merger, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the Offer and Merger.

Our share price may also fluctuate significantly based on announcements by Parent, other third parties, or us regarding the Offer and Merger or based on market perceptions of the likelihood of the satisfaction of the Minimum Tender Condition or other conditions to the consummation of the Offer and Merger. Such announcements may lead to perceptions in the market that the Offer and Merger may not be completed, which could cause our share price to fluctuate or decline. Other factors outside of our control, such as a governmental entity enacting a legal restraint or prohibition that that prevents or prohibits the Offer or Merger, could cause us not to satisfy the Legal Restraint Condition and thus the Offer and Merger would not be consummated. Further, unforeseen and unexpected expenses could cause our net cash to be below the applicable threshold thus causing us to fail to satisfy the Closing Net Cash Condition.

If we do not consummate the Offer and Merger, the price of our Common Stock may decline significantly from the current market price, which may reflect a market assumption that the Offer and Merger will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our Common Stock.

The consideration payable to holders of our Common Stock pursuant to the Merger Agreement will be adjusted if our net cash amount exceeds certain threshold, but will not otherwise be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our share price.

The consideration payable to holders of our Common Stock will be adjusted based on our Closing Net Cash, but will not be otherwise adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, our shares of Common Stock.

Our stockholders may not receive any payment on the CVRs and the CVRs may expire valueless.

If the Offer and the Merger are completed, the holders of our Common Stock will be entitled to receive one contingent value right per share of Common Stock (a CVR) representing the right to receive, subject to the terms and conditions of the Contingent Value Rights Agreement that the Company expects to enter into with a rights agent and a representative, agent and attorney in-fact of the holders of the CVRs at or prior to the completion of the Offer (the CVR Agreement), contingent cash payments equal to 80% of net proceeds payable, if any, to Parent, the Company or any of their respective affiliates that arise from any license or disposition (each, a Disposition) of the Company’s assets associated with the Company’s antiviral drug development programs and related assets as of the Merger closing date (collectively, the CVR Products), which Disposition occurs within five years of the Merger closing date. In the event that a Disposition of CVR Products does not occur within the Disposition Period and no other contingent payment condition is achieved, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in the Company or any of its affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our stockholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of a Disposition, as outlined above, and no such Disposition is achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

The Merger Agreement contains provisions that could discourage a potential competing acquirer.

The Merger Agreement provides that, upon the terms and subject to the conditions thereof, the Company and its representatives cannot directly or indirectly solicit, initiate or knowingly encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with the Company and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify Parent of such proposal and negotiate in good faith with Parent prior to terminating the Merger Agreement or effecting a change in the recommendation of our Board and the Special Committee to our stockholders with respect to the Offer and Merger. The Merger Agreement also contains certain termination rights for Parent and us and further provides that, upon termination of the Merger Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Merger Agreement, we will be required to pay Parent a termination fee of $2.6 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Offer and Merger.

Stockholder litigation could prevent or delay the consummation of the Offer and Merger or otherwise negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the Offer and Merger. Any such future litigation may adversely affect our ability to complete the Offer and Merger and may impact our ability to meet the Closing Net Cash Condition. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of our directors and officers. Furthermore, one of the conditions to the consummation of the Offer and Merger is the Legal Restraint Condition. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the consummation of the Offer and Merger, then such injunctive or other relief may prevent the consummation of the Offer or the Merger within the expected time frames or at all.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be subject to such litigation or investigation even if no wrongdoing has occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate the Offer and the Merger within the expected time frames or at all, or to consummate any alternative strategic transaction, and could adversely impact the ultimate value our stockholders receive in any such transaction.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Offer and the Merger that are different from, or are in addition to, those of our stockholders generally, including the acceleration of equity awards in connection with the Merger, severance payments and retention bonuses. Such interests of our directors and executive officers are set forth in further detail in the Schedule 14D-9 filed by the Company with the SEC on July 28, 2023.

While the Offer and Merger are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the Offer and Merger may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the Offer and Merger are consummated, the Offer and Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Offer and Merger may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the Offer and Merger, and the uncertainties may impact our ability to retain key personnel while the Offer and Merger are pending or in the event that we are unable to consummate the Offer or the Merger within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

In addition, pending consummation of the Offer and Merger, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice and our intent to winddown our activities, and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Offer and Merger are consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Offer and Merger. For these and other reasons, the pendency of the Offer and Merger could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Offer and Merger.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Offer and Merger, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Merger Agreement is terminated under specified circumstances, including certain terminations in connection with an alternative business combination transaction, we will be required to pay to Parent a termination fee equal to $2.6 million. In addition, if Parent terminates the Merger Agreement as a result of us failing to satisfy the Closing Net Cash Condition, we will be required to pay to Parent an expense reimbursement fee up to a maximum amount of $1.25 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If we are not able to complete the Offer and Merger, we will likely pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

As part of the Restructuring Strategy approved by the Board on March 31, 2023, we have undertaken a comprehensive assessment of strategic alternatives to maximize stockholder value. These strategic alternatives included, but were not limited to, an acquisition, merger, business combination, or other transaction, including an acquisition via merger, license or otherwise, of products or additional product candidates. Upon the unanimous recommendation of the Special Committee, the Board determined that the terms of the Offer, the Merger and the other transactions contemplated under the Merger Agreement are fair to and in the best interests of the Company and the unaffiliated stockholders, approved the execution of the Merger Agreement and, subject to the terms and conditions of the Merger Agreement, recommended that the unaffiliated stockholders accept the Offer and tender their shares of Common Stock pursuant to the Offer.

If we are not able to consummate the Offer and Merger and decide to evaluate other strategic alternatives there can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the Offer and Merger. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, if we are not able to complete the Offer and Merger and are required to pursue another strategic alternative, such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our strategic plan. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

Parent has placed no value on our assets, including pomotrelvir, our next generation compounds and intellectual property, and may spend only limited resources as provided in the CVR Agreement to potentially monetize our assets. Other potential counterparties in a strategic transaction involving us may likewise place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources and continue development of our product candidates and may likewise attribute little or no value, in such a transaction, to those assets.

If a strategic transaction is not consummated, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the Offer and Merger or any other strategic transaction will be consummated. If a strategic transaction is not consummated, the Special Committee and the Board may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution would be uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Common Stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate the Offer and Merger or complete another strategic transaction or a dissolution and liquidation of the Company depends on our ability to retain our employees required to consummate such transaction.

In the second quarter of 2023, we reduced our workforce by approximately 89% as part of the RIF. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce, decline in employee productivity and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully consummate the Offer and Merger or complete another strategic transaction or a dissolution and liquidation of the Company depends in large part on our ability to retain certain of our remaining personnel, the loss of whose services may adversely impact our ability to consummate such transaction. Due to our limited employee resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements.

Our executive officers, directors and principal stockholders, if they choose to act together, or Dr. Tananbaum and his affiliates acting together, will have the ability to significantly influence all matters submitted to stockholders for approval.

As of August 1, 2023, Dr. Tananbaum, a member of our Board, and his affiliates (together, the Foresite Group) collectively owned approximately 27.1% of our outstanding shares of Common Stock and, as a result, have the ability to significantly influence all matters submitted to our stockholders for approval, including the approval of any significant transaction. On April 21, 2023, the Foresite Group filed an amended Schedule 13D with the SEC disclosing that it had submitted a non-binding expression of interest letter to the Board setting forth an intent to explore and evaluate a potential acquisition of all of the shares of outstanding Common Stock of the Company not currently owned by the Foresite Group in a going private transaction. We subsequently executed the Merger Agreement with Parent and Merger Sub, of which the Foresite Group is a controlling stockholder and with which Dr. Tananbaum is affiliated. Additionally, as of August 1, 2023, our executive officers, directors and their affiliates (including Dr. Tananbaum), in the aggregate, owned approximately 39.6% of our outstanding shares of Common Stock and, as a result, when acting together have the ability to significantly influence all matters submitted to our Board or stockholders for approval, including the appointment of our management, the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging another potential acquiror from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Risks Related to our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and may incur losses for the foreseeable future and may never achieve profitability.

To date, we have devoted almost all of our financial resources to research and development, including preclinical and clinical development activities. While we recently made the decision to suspend development of pomotrelvir and winddown our research and development activities, and are not currently developing any product candidates, if the Offer and Merger are not consummated, in order to become and remain profitable we would need to succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success would require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of any future product candidates we may develop, obtaining regulatory approval for these future product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never undertake or succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will ever achieve profitability.

For the year ended December 31, 2022 and the six months ended June 30, 2023, we reported a net loss of $96.6 million and $28.6 million, respectively. As of June 30, 2023, we had an accumulated deficit of $176.7 million. Depending on whether the Offer and Merger are consummated, or if not consummated, the outcome of our exploration of other strategic alternatives, we may continue to incur significant losses for the foreseeable future, and we expect these losses would continue as we complete the winddown of our operations and continue operations as a public company. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

If we are unable to consummate the Offer and Merger and decide to pursue an alternative strategic transaction or any future product development efforts, we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or any commercialization efforts.

As of June 30, 2023 we had cash, cash equivalents and short-term investments of $153.2 million. Our future capital requirements will depend on many factors, including:

•
whether we are able to consummate the Offer and Merger within the expected time frames or at all;
•
if we are not able to consummate the Offer and Merger, our ability to consummate another strategic transaction and the nature and type of such transaction;

•
whether we realize the anticipated cost savings in connection with our RIF and winddown of our research and development programs;
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

If we raise additional funds through the sale of one or more of our product candidates or other assets, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or on terms acceptable to us, we may be required to delay, limit, reduce or terminate any product then under development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. The Restructuring Plan, the RIF, and our entering into the Merger Agreement are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters. Accordingly, our stockholders should not rely upon the results of any prior quarterly or annual periods as indications of future operating performance.

Our ability to use our net operating losses (NOLs), and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. At December 31, 2022, we had federal and state NOL carryforwards of approximately $65.8 million and $2.6 million, respectively. At December 31, 2022, we had federal and state research and development tax credits of $1.3 million and $0.6 million, respectively.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not completed an ownership change analysis pursuant to Section 382 of the Code. If ownership changes within the meaning of Section 382 of the Code have occurred, the NOL and research and development carry-forwards available to offset future taxable income and income tax expense in future years may be significantly restricted or eliminated. Further, deferred tax assets associated with such tax attributes could be significantly reduced or eliminated upon realization of an ownership change within the meaning of Section 382 of the Code. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past, including as a result of the consummation of the transactions contemplated by the Business Combination Agreement in December 2021, and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s Purchase of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Update on Restructuring Costs

On April 3, 2023, we filed a Current Report on Form 8-K (the April Form 8-K), which among other things, disclosed the Restructuring Plan and the RIF described elsewhere in this Quarterly Report on Form 10-Q. On May 5, 2023, we filed a Quarterly Report on Form 10-Q (the Q1 2023 Form 10-Q) which supplemented the disclosure in the April Form 8-K. In connection with the further implementation of the Restructuring Plan and the completion of the RIF and the preparation of this Quarterly Report on Form 10-Q, we have further evaluated the estimated costs and expenses associated therewith and are hereby further supplementing the April Form 8-K and Q1 2023 to disclose that the total costs associated with the RIF was $5.2 million rather than the approximately $5.4 million estimate provided in the Q1 2023 Form 10-Q, all of which are cash-based expenditures related primarily to personnel expenses such as salaries, one-time severance payments and other benefits. The foregoing estimated amount does not include any non-cash charges associated with stock-based compensation. We recognized $1.1 million of the total costs related to the RIF in the first quarter of 2023 and $4.1 million in the second quarter of 2023. During the second quarter of 2023, we also recognized and paid $0.1 million in contract termination fees.

As implementation and activities associated with the Restructuring Plan continue, management will further evaluate the estimated costs and expenses set forth above and may revise the estimated restructuring charges as appropriate, consistent with generally accepted accounting principles. We may incur other charges, including contract termination costs, and will record these expenses in the appropriate period as they are determined. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring Plan and the RIF.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/Reg. Number
2.1	Agreement and Plan of Merger among the Company, Parent and Merger Sub, dated July 16, 2023		Exhibit 2.1 on Form 8-K	July 17, 2023	001-40067

10.1	Limited Guaranty, dated July 16, 2023		Exhibit 10.1 on Form 8-K	July 17, 2023	001-40067

10.2	Letter Agreement between the Company and Thomas G. Wiggans, dated July 16, 2023		Exhibit 10.2 on Form 8-K	July 17, 2023	001-40067

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	x

32†	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	x

101.SCH	Inline XBRL Taxonomy Extension Schema Document	x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	x

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

PARDES BIOSCIENCES, INC.

Date: August 4, 2023	By:	/s/ Thomas G. Wiggans
Thomas G. Wiggans
Chief Executive Officer and Chair of the Board of Directors (Principal Executive Officer)

Date: August 4, 2023	By:	/s/ Heidi Henson
Heidi Henson
Chief Financial Officer (Principal Financial and Accounting Officer)